Form 10-Q
period 1996-03-30
PROTEON INC/MA
filed 1996-05-13
CIK 874316

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period _____ to _____

                         Commission File number 0-19175

                                  PROTEON, INC.
             (Exact name of registrant as specified in its charter)

         Massachusetts                                    04-2531856
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)


     Nine Technology Drive, Westborough, MA                         01581
    (Address of principal executive offices)                     (Zip Code)



       Registrant's telephone number, including area code: (508) 898-2800



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.


- -------------------------                  --------------------
YES                X                       NO
- -------------------------                  --------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1996.


    Common Stock, $.01 par value                            15,515,357
       (Title of each class)                            (Number of shares)



                               Page 1 of 13 pages
                            Exhibit index at page 13

                                  Proteon, Inc.
                                    Form 10-Q


Table of Contents                                                     Page

Part I.  Financial Information

Consolidated Balance Sheets as of
March 30, 1996 and December 31, 1995                                    3

Consolidated Statements of Operations
for the three months ended
March 30, 1996 and April 1, 1995                                        4

Consolidated Statements of Cash Flows
for the three months ended March 30, 1996 and April 1, 1995             5

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     7


Part II.  Other Information                                            11

                                 PROTEON, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                    ASSETS
                                                   March 30,     December 31,
                                                     1996           1995
                                                   ---------     ------------

Current assets:
 Cash and cash equivalents                          $23,691        $25,829
 Marketable securities                                8,649          6,863
 Accounts receivable, net                             9,711         12,138
 Inventories                                          8,238          4,425
 Deposits and other assets                            1,785          1,342
 Recoverable taxes                                      114            115
                                                    -------        -------
         Total current assets                        52,188         50,712
Property and equipment, net                           7,966          8,317
                                                    -------        -------
         Total assets                               $60,154        $59,029
                                                    =======        =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $ 6,739        $ 4,064
 Accrued compensation                                   965          1,375
 Accrued expenses                                     3,203          4,249
 Accrued restructuring cost                             271            457
 Accrued warranty                                     1,443          1,561
                                                    -------        -------
         Total current liabilities                   12,621         11,706



Stockholders' equity:
 Preferred stock                                          -              -
 Common stock                                           156            156
 Capital in excess of par value                      49,186         49,141
 Accumulated deficit                                 (1,664)        (1,805)
 Cumulative translation adjustments                     142            118
 Less treasury stock, at cost                          (287)          (287)
                                                    -------        -------
         Total stockholders' equity                  47,533         47,323
                                                    -------        -------
         Total liabilities and stockholders' equity $60,154        $59,029
                                                    =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

                                  PROTEON, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           for the three months ended
                      (in thousands, except per share data)



                                                      March 30,      April 1,
                                                        1996           1995
                                                      ---------      --------
Sales:
  Product                                              $10,297        $15,105
  Software licensing                                     2,183          4,303
  Service and other                                      1,538          2,737
                                                       -------        -------
   Net sales                                            14,018         22,145

Cost of sales:
  Product                                                5,685          8,390
  Software licensing                                       104             97
  Service and other                                        998          1,870
                                                       -------        -------
   Cost of sales                                         6,787         10,357

                                                       -------        -------
  Gross profit                                           7,231         11,788

Operating expenses:
   Research and development                              2,669          1,935
   Selling and marketing                                 3,764          5,328
   General and administrative                            1,116          1,243
                                                       -------        -------
       Total operating expenses                          7,549          8,506
                                                       -------        -------
(Loss) income from operations                             (318)         3,282
Interest income, net                                       459            268
                                                       -------        -------
Income before income taxes                                 141          3,550
Provision for income taxes                                   -            269
                                                       -------        -------
Net income                                             $   141        $ 3,281
                                                       =======        =======

Net income per common and common equivalent share      $  0.01        $  0.21
                                                       =======        =======
Weighted average number of common
  shares outstanding                                    15,741         15,622
                                                       =======        =======



The accompanying notes are an integral part of the consolidated financial statements.

                                 PROTEON, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           for the three months ended
                                 (in thousands)

                                                              March 30,        April 1,
                                                                1996             1995
                                                              ---------        --------

Cash flows from operating activities:
  Cash received from customers                                $16,444           $22,810
  Cash paid to suppliers and employees                        (16,593)          (21,747)
  Interest received                                               464               281
  Interest paid                                                    (5)              (13)
  Income taxes paid                                              (313)              (20)
                                                              -------           -------
Net cash (consumed) generated by operating activities              (3)            1,311

Cash flows from investing activities:
  Proceeds from the sale of fixed assets                           76                50
  Capital expenditures                                           (495)             (771)
  Marketable securities sales                                   4,863               400
  Marketable securities purchases                              (6,648)           (4,920)
                                                              -------           -------
Net cash used in investing activities                          (2,204)           (5,241)

Cash flows from financing activities:
  Proceeds from the issuance of common stock                       45               653
Effect of exchange rate changes on cash                            24                71
                                                              -------           -------
Net decrease cash and cash equivalents                         (2,138)           (3,206)
Cash and cash equivalents at beginning of year                 25,829            24,956
                                                              -------           -------
Cash and cash equivalents at end of the period                $23,691           $21,750
                                                              =======           =======
Reconciliation of net income to net cash (consumed)
generated by operating activities:
  Net income                                                  $   141           $ 3,281
                                                              -------           -------
Adjustments to reconcile net income to net cash
(consumed) generated by operating activities:
  Depreciation and amortization                                   841             1,044
  Gain on disposition of assets                                   (72)              (50)
Changes in assets and liabilities:
  Decrease in accounts receivable                               2,427               665
  Increase in inventories                                      (3,813)             (697)
  (Increase) decrease in deposits and other assets               (442)              844
  Increase (decrease) in accounts payable and accrued expenses    915            (3,776)
                                                              -------           -------
Total adjustments                                                (144)           (1,970)
                                                              -------           -------
Net cash (consumed) generated by operating activites              ($3)          $ 1,311
                                                              =======           =======


The accompanying notes are an integral part of the consolidated financial statements.

                                  Proteon, Inc.
                   Notes to Consolidated Financial Statements

Management's Opinion:

In the opinion of the management of Proteon, Inc. (the "Company"), the Company's consolidated financial position as of March 30, 1996 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 30, 1996 and April 1, 1995, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results for the interim periods presented. It is suggested that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report to Shareholders.

Utilization of Estimates:

To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company records reserves for estimated product returns and regarding the collectiblity of accounts receivable. Actual results could differ from the estimates and assumptions used by management.

Inventories:

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

                           March 30, 1996        December 31, 1995

Raw materials                 $1,283                 $  134
Work in process                  648                    405
Finished goods                 6,307                  3,886
Total inventories             $8,238                 $4,425



Net Income (Loss) Per Common and Common Equivalent Share:

Net income (loss) per share are computed based on the weighted average number of common share and common share equivalents outstanding during the period. Common share equivalents are determined under the assumption that outstanding stock options are exercised and the proceeds are used to purchase treasury stock. Fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

Net Sales

For the quarter ended March 30, 1996, net sales decreased by $8,127,000, or 36.7%, to $14,018,000 as compared to $22,145,000 for the quarter ended April 1, 1995.

Product Sales decreased $4,808,000, or 31.8%, to $10,297,000 as compared to $15,105,000. The Company's product sales are categorized as: Remote Access; Local Access; and Corporate Enterprise. Prior to 1996, the Company analyzed and discussed revenue in two product categories: Internetworking Systems Division
(ISD) and LAN Products Division (LPD). The Remote Access product category now includes Proteon's GlobeTrotter, Remote Branch Router, First Generation Remote Branch Router, Switching Router, and GT Access Manager product families. The Local Access product category includes Token Ring and Ethernet Switches, The CSX900E Switch Concentrator, Series 70 and Series 75 Stackable Hubs, Series 90 and S90 Boss Chassis Hubs, Ethernet Hubs, and Token Ring and Ethernet Adapter Cards. The Corporate product category includes the CNX500 and CNX600 Router products.

Overall Product Sales results reflect our ongoing product transition from Corporate Enterprise and LAN product solutions to Network Access products. Overall revenue was down from a year ago due to anticipated decreases in both our LAN products and our Corporate Enterprise categories. The decrease in LAN products net sales was due primarily to continued price reductions and declining unit volumes of Adapter Cards and Hubs. The Corporate Enterprise reductions are due to planned reduction in CNX backbone Router units as the company shifts to remote access Routers. Although total units in the Remote Access category increased more than 20% from the first quarter of 1995, primarily due to RBX200 and GlobeTrotter sales, these increased volumes were not enough to offset these anticipated product revenue declines in the LAN products and Corporate Enterprise categories.

The Company continues the process of positioning itself as a Network Access supplier. During the latter part of the third quarter of 1995, the Company introduced a line of Network Access products, which included Remote Access and Internet Access Routers, Token Ring and Ethernet workgroup switching products, and Token Ring adapter cards. The Company believes that these new products, which began shipping in December of 1995 and Q1 of 1996, will begin to contribute a larger percentage of total revenue in future quarters.

Software licensing revenue for the quarter ended March 30, 1996, was $2,183,000 compared to $4,303,000 for the quarter ended April 1, 1995. This anticipated reduction in software licensing revenue reflects residual revenue flow, during 1996, from two major multi-year agreements with IBM and Digital Equipment Corporation. Software licensing revenues from these two companies are dependent on meeting certain milestones and as a result revenue from these licenses varies significantly from quarter to quarter. The Company expects that future quarter's software licensing revenue will continue to experience this variability.

Service and Other revenues decreased by $1,199,000 or 43.8%, to $1,538,000, as compared to $2,737,000 for the quarter ended April 1, 1995. This decrease was primarily due to the reduction in Service spares and upgrades revenue from the CNX500 and CNX600 Routers of our Corporate Access product category.

Gross Profit

Gross profit decreased as a percentage of net sales to 51.6% for the quarter ended March 30, 1996, from 53.2% for the quarter ended April 1, 1995. This decrease is primarily the result of reduced contributions to gross profit from highly profitable software licensing revenue. The Company's gross profit, as a percentage of product sales, increased slightly to 44.8% from 44.5% when compared to the same period of the prior year. Gross profit for software licensing was 95.2% versus 97.7% a year ago due to additional engineering efforts related to Q1 1996 agreements. Service and Other gross profits were up 3.4% to 35.1% versus 31.7% a year ago due to lower personnel and personnel-related costs as well as lower Spares and Upgrade revenue which had low margins in Q1 of 1995.

Research and Development

Research and development expenses were $2,669,000 or 19% of net sales for the quarter ending March 30, 1996, compared to $1,935,000 or 8.7% of net sales for the same quarter of the prior year. The increase in expenses of $734,000 was primarily due to a decrease in allocations to cost of goods sold for research and development expenses related to software licensing contracts and externally funded development projects, and more to research and development expense. The Company considers investments in research and development to be critical to future revenues and intends to manage these expenditures to focus on Remote Access products.

Selling and Marketing

Selling and marketing expenses were $3,764,000 or 26.9% of net sales for the quarter ended March 30, 1996, compared to $5,328,000 or 24.1% of net sales for the quarter ended April 1, 1995. For the quarter ending March 30, 1996, the decrease in expenses of $1,564,000 was due to lower personnel and personnel-related costs as well as a reduction in advertising expenses.

General and Administrative

General and administrative expenses were $1,116,000, or 8.0% of net sales for the quarter ended March 30, 1996, compared to $1,243,000 or 5.6% of net sales for the quarter ended April 1, 1995. The decrease in expenses for the first quarter of 1996 when compared to the first quarter of 1995 was due mainly to a lower level of personnel and personnel-related costs.

Provision for Income Taxes

For the quarter ended March 31, 1996, the Company did not record an income tax provision as a result of the lower level of profitability and the utilization of previously reserved deferred tax deductions to offset current provisions. In 1996, the Company expects an effective tax rate in the range of between 5% and 10%, which will be comprised primarily of taxes in foreign jurisdictions. The actual rate will depend on the level of profitability in these foreign jurisdictions.

Liquidity and Capital Resources

During the first quarter of 1996, the Company did not consume significant cash from operating activities compared to $1,311,000 of cash generated in the first quarter of 1995. The cash consumed from operating activities was due mainly to increased investments in inventory of $3,813,000, primarily for new products. These investments were offset by a reduction in Accounts Receivable of $2,427,000.

Investing activities consumed $2,204,000 during the first quarter of 1996. The increase in cash consumed for investing activities was due principally to an increase in the purchase of marketable securities.

The Company received proceeds of $45,000 from the issuance of common stock. These proceeds were generated by the issuance of common stock from the exercise of employee stock options.

The Company's management believes that its cash, cash equivalents and marketable securities will satisfy its expected working capital and capital expenditure requirements through the next twelve months.

Safe Harbor for Forward-Looking Statements

This Form 10-Q filing contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's future results remain difficult to predict and may be affected by a number of factors including: business conditions within the networking industry; timing of orders from, and shipments to, major customers; timing of new product introductions; acceptance of products in the marketplace; increased competition; changes in manufacturing costs; changes in the mix of product sales; and changes in world economic conditions. Other risk factors are listed from time to time in required documents filed with the SEC, including the company's Form 10-Q and Form 10-K filings.

OTHER INFORMATION

Item 1.     Legal Proceedings:
            Not applicable.

Item 2.     Changes in Securities:
            Not applicable.

Item 3.     Defaults upon Senior Securities:
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            Not applicable.

Item 5.     Other Information:
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K:
(a)         Exhibits:

Exhibit
Number                  Description

(4.1)         Article 4 of Restated Articles of
              Organization
(4.2)         Form of Common Stock Certificate

(b)           Reports on Form 8-K:
              The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Proteon, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 1996.


                                    PROTEON, INC.
                                    (REGISTRANT)


May 10, 1996                  By:   /s/ by: Joseph A. DiGiantommaso
                                    ------------------------------------------
                                    Joseph A. DiGiantommaso
                                    Vice President, Finance and Administration
                                    Chief Financial Officer
                                    Treasurer and Clerk
                                    (principal financial officer)
                                    Authorized Signatory

EXHIBIT INDEX

Exhibit
Number                       Description                                Page

(4.1)             Article 4 of Restated Articles of
                  Organization * (c) (filed as Exhibit 4.1)

(4.2)             Form of Common Stock Certificate * (b)
                  (filed as Exhibit 4.2)


All exhibit descriptions followed by an asterisk and a letter in parentheses were previously filed with the Securities and Exchange Commission as Exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses corresponds, as set forth below:

(a) Registrant's Registration Statement on Form S-1 Registration No. 33-40073.
(b) Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-A, File No. 0-19175.
(c) Registrant's Annual Report on Form 10-K for the fiscal year ended
    December 31,  1991.





Where documents are incorporated by reference from previous filings, the Exhibit number of the document in that previous filing is indicated in parentheses after the incorporation by reference code.