Form 10-Q
period 1996-06-29
PROTEON INC/MA
filed 1996-08-13
CIK 874316

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996
                         Commission File number 0-19175

                                  PROTEON, INC.

             (Exact name of registrant as specified in its charter)

          Massachusetts                              04-2531856
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
   incorporation or organization)

          Nine Technology Drive, Westborough, MA               01581
          (Address of principal executive offices)          (Zip Code)

                                 (508) 898-2800
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

- - ---------------------               -----------------
YES             X                   NO
- - ---------------------               -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1996.


         Common Stock, $.01 par value                  15,533,292
            (Title of each class)                  (Number of shares)


                               Page 1 of 34 pages
                            Exhibit index at page 19

                                  PROTEON, INC.
                                    FORM 10-Q

                                QUARTERLY REPORT
                                  JUNE 29, 1996

                                TABLE OF CONTENTS

                                                                 Page

Table of Contents                                                  2

PART I.  FINANCIAL INFORMATION

   Item 1.Consolidated Financial Statements

          Consolidated Balance Sheets as of
          June 29, 1996 and December 31, 1995                      3

          Consolidated Statements of Operations
          for the Three and Six Months Ended
          June 29, 1996 and July 1, 1995                           4

          Consolidated Statements of Cash Flows
          for the Six Months Ended
          June 29, 1996 and July 1, 1995                           5

          Notes to Consolidated Financial Statements               6

   Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      7

PART II.  OTHER INFORMATION

   Item 1.Legal Proceedings                                        17
   Item 2.Changes In Securities                                    17
   Item 3.Defaults Upon Senior Securities                          17
   Item 4.Submission of Matters to a Vote of Security
          Holders                                                  17
   Item 5.Other Information                                        17
   Item 6.Exhibits and Reports on Form 8-K                         17

                                  PROTEON, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                         June 29,   December 31,
                                                           1996        1995
                                                         -------      -------
Current assets:
       Cash and cash equivalents                         $19,283      $25,829
       Marketable securities                               7,621        6,863
       Accounts receivable, net                            6,616       12,138
       Inventories                                        11,591        4,425
       Deposits and other assets                           1,823        1,342
       Recoverable taxes                                     114          115
                                                         -------      -------
            Total current assets                          47,048       50,712
Property and equipment, net                                7,755        8,317
                                                         -------      -------

            Total assets                                 $54,803      $59,029
                                                         =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                  $ 3,733      $ 4,064
       Accrued compensation                                1,261        1,375
       Accrued expenses                                    2,886        4,249
       Accrued restructuring cost                            271          457
       Accrued warranty                                    1,431        1,561
                                                         -------      -------
            Total current liabilities                      9,582       11,706

Stockholders' equity:
       Preferred stock                                         -            -
       Common stock                                          156          156
       Capital in excess of par value                     49,220       49,141
       Accumulated deficit                                (4,009)      (1,805)
       Cumulative translation adjustments                    141          118
       Less: Treasury stock, at cost                        (287)        (287)
                                                         -------      -------
            Total stockholders' equity                    45,221       47,323
                                                         -------      -------

            Total liabilities and stockholders' equity   $54,803      $59,029
                                                         =======      =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  PROTEON, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                       Three months ended     Six months ended
                                        June 29,   July 1,   June 29,   July 1,
                                          1996       1995      1996       1995
                                          ----       ----      ----       ----

Sales:
      Product                           $ 7,759    $12,147   $18,056    $27,252
      Software licensing                  1,499      4,826     3,682      9,129
      Service and other                   1,388      2,537     2,926      5,274
                                        -------    -------   -------    -------
      Net sales                          10,646     19,510    24,664     41,655

Cost of sales:
      Product                             4,599      6,263    10,284     14,654
      Software licensing                     14      1,791       118      1,888
      Service and other                   1,101      1,735     2,099      3,605
                                        -------    -------   -------    -------
      Cost of sales                       5,714      9,789    12,501     20,147
                                        -------    -------   -------    -------
Gross profit                              4,932      9,721    12,163     21,508

Operating expenses:
      Research and development            2,361      1,940     5,030      3,874
      Selling and marketing               4,093      5,017     7,857     10,345
      General and administrative          1,102      1,311     2,218      2,555
                                        -------    -------   -------    -------
           Total operating expenses       7,556      8,268    15,105     16,774
                                        -------    -------   -------    -------

(Loss) income from operations            (2,624)     1,453    (2,942)     4,734

Interest income, net                        279        506       738        775
                                        -------    -------   -------    -------
(Loss) income before income taxes        (2,345)     1,959    (2,204)     5,509

Provision for income taxes                    -        149         -        418
                                        -------    -------   -------    -------

Net (loss) income                       $(2,345)   $ 1,810   $(2,204)   $ 5,091
                                        =======    =======   =======    =======


(Loss) income per common share          $ (0.15)   $  0.12   $ (0.14)   $  0.33
                                        =======    =======   =======    =======

Weighted average number of common and
common equivalent shares outstanding     15,515     15,645    15,514     15,633
                                        =======    =======   =======    =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 PROTEON, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            for the six months ended
                                 (in thousands)

                                                              June 29,     July 1,
                                                               1996         1995
                                                               ----         ----

Cash flows from operating activities:
    Cash received from customers                              $ 30,185    $ 42,321
    Cash paid to suppliers and employees                       (35,483)    (41,209)
    Interest received                                              745         775
    Interest paid                                                   (7)          -
    Income taxes paid                                             (317)        (34)
                                                              --------    --------
Net cash (consumed) generated by operating activities           (4,877)      1,853

Cash flows from investing activities:
    Proceeds from the sale of fixed assets                         114           -
    Capital expenditures                                        (1,127)       (826)
    Marketable securities sales                                  7,863       7,020
    Marketable securities purchases                             (8,621)     (4,920)
                                                              --------    --------
Net cash (used in) provided by investing activities             (1,771)      1,274

Cash flows from financing activities:
    Proceeds from the issuance of common stock                      79         787
Effect of exchange rate changes on cash                             23         223
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents            (6,546)      4,137
Cash and cash equivalents at beginning of year                  25,829      24,956
                                                              --------    --------

Cash and cash equivalents at end of the period                $ 19,283    $ 29,093
                                                              ========    ========

Reconciliation of net income to net cash (consumed)
generated by operating activities:
    Net (loss) income                                         $ (2,204)   $  5,091
                                                              --------    --------
Adjustments to reconcile net income to net cash
(consumed) generated by operating activities:

     Depreciation and amortization                               1,680       1,504
     Gain on disposition of assets                                (105)        (52)

Changes in assets and liabilities:
     Decrease  in accounts receivable                            5,522         667
     Increase in inventories                                    (7,166)     (1,398)
     (Increase) decrease in deposits and other assets             (480)        688
     Decrease in accounts payable and accrued expenses          (2,124)     (4,647)
                                                              --------    --------
     Total adjustments                                          (2,673)     (3,238)
                                                              --------    --------
Net cash (consumed) generated by operating activites          $ (4,877)   $  1,853
                                                              ========    ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 PROTEON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated balance sheet as of June 29, 1996 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 29, 1996 and July 1, 1995 are unaudited and, in the opinion of the management of Proteon Inc., reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. It is suggested that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report to Shareholders.

2. INVENTORIES


Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.


                 June 29, 1996  December 31, 1995
                 -------------  -----------------
Raw materials       $ 1,487         $   134
Work in process         817             405
Finished goods        9,287           3,886
                    -------         -------
Total inventories   $11,591         $ 4,425
                    =======         =======

3. NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

Net income (loss) per share are computed based on the weighted average number of common share and common share equivalents outstanding during the period. Common share equivalents are determined under the assumption that outstanding stock options are exercised and the proceeds are used to purchase treasury stock. Fully diluted net income per common share is not materially different from primary net income per common share at July 1, 1995. No common share equivalents are included in the June 29, 1996 calculations as they would be anti-dilutive.

                                  PROTEON, INC.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter ended June 29, 1996 were $10,646,000 as compared with $19,510,000 for the quarter ended July 1, 1995, a decrease of $8,864,000, or 45%. For the first six months of 1996, net sales were $24,664,000 as compared with $41,655,000 for the same period in 1995, a decrease of $16,991,000, or 41%.

Product sales for the quarter ended June 29, 1996 were $7,759,000 as compared with $12,147,000 for the quarter ended July 1, 1995, a decrease of $4,388,000, or 36%. For the six months of 1996, product sales were $18,056,000 as compared with $27,252,000 for the same period in 1995, a decrease of $9,196,000, or 34%. The Company's product sales are categorized as: Remote Access, Local Access, and Corporate Enterprise. Prior to 1996, the Company analyzed and discussed revenue in two product categories: Internetworking Systems Division (ISD) and LAN Products Division (LPD). The Remote Access product category now includes Proteon's GlobeTrotter, Remote Branch Router, First Generation Remote Branch Router, Switching Router, and GT Access Manager product families. The Local Access product category includes Token Ring and Ethernet Switches, The CSX900E Switch Concentrator, Series 70 and Series 75 Stackable Hubs, Series 90 and S90 Boss Chassis Hubs, Ethernet Hubs, and Token Ring and Ethernet Adapter Cards. The Corporate Enterprise product category includes the CNX500 and CNX600 Router products. Revenue from licensing of router source code is reported separately.

Overall product sales results reflect our ongoing product transition from Corporate Enterprise and LAN product solutions to Network Access products. Overall product revenue was down from a year ago for the quarter and six months ended June 29, 1996 due to anticipated decreases in both our LAN products and our Corporate Enterprise categories. For the quarter and six months ended June 29, 1996, the decreases in LAN products net sales were due primarily to lower average selling prices and declining unit volumes of Adapter Cards and Hubs. The Corporate Enterprise reductions are due to planned reduction in CNX backbone Router units as the company shifts to remote access Routers. Although total units in the Remote Access category increased 54% from the second quarter of 1995, and 36% for the first six months of 1996 as compared to the first six months of 1995, primarily due to GlobeTrotter sales, these increased volumes were not enough to offset these anticipated product revenue declines in the LAN products and Corporate Enterprise categories.

The Company continues the process of positioning itself as a Network Access supplier. During the latter part of the third quarter of 1995, the Company introduced a line of Network Access products, which included Remote Access and Internet Access Routers. The Company believes that these new products, which began shipping in December of 1995 and Q1 of 1996, will begin to contribute a larger percentage of total revenue in future quarters.

Software licensing revenue for the quarter ended June 29, 1996, was $1,499,000 compared to $4,826,000 for the quarter ended July 1, 1995, a decrease of $3,327,000, or 69%. For the first six months of 1996, software licensing revenues were $3,682,000 as compared with $9,129,000 for the same period in 1995, a decrease of $5,447,000 or 60%. This anticipated reduction in software licensing revenue reflects residual revenue flow, during 1996, from two major multi-year agreements with IBM and Digital Equipment Corporation which expire in late 1996 and early 1997. Software licensing revenues from these two companies are dependent on meeting certain milestones and, as a result, revenue from these licenses varies significantly from quarter to quarter. The Company expects that future quarters' software licensing revenue will continue to experience this variability.

For the quarter ended June 29, 1996, service and other revenues decreased by $1,149,000 or 45%, to $1,388,000, as compared to $2,537,000 for the quarter ended July 1, 1995. For the first six months of 1996, service and other revenues were $2,926,000 as compared with $5,274,000 for the same period in 1995, a decrease of $2,348,000, or 45%. These decreases were primarily due to the reduction in service spares and upgrades revenue from the CNX500 and CNX600 Routers of our Corporate Access product category.

GROSS PROFIT

Total gross profit decreased as a percentage of net sales to 46% for the quarter ended June 29, 1996, from 50% for the quarter ended July 1, 1995 and to 49% from 52% for the first six months of 1996 and 1995, respectively. The decreases are primarily the result of decreased contributions to gross profit from highly profitable software licensing revenue. The Company's gross profit margin on products decreased to 41% from 48% when compared to the same quarter of the prior year due primarily to declining margin and decreased volume on the token ring adapter card segment of the local access product category. For the quarter, gross profit for software licensing was 99% versus 63% a year ago due to limited engineering efforts related to Q2 1996 agreements. For the quarter, service and other gross profit margins were down to 21% versus 32% a year ago due to increased personnel and personnel-related costs.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2,361,000 or 22% of net sales for the quarter ended June 29, 1996, compared to $1,940,000 or 10% of net sales for the same quarter of the prior year. The increase in expenses of $421,000 was primarily due to fewer costs being allocated to software licensing contracts and externally funded development projects. A greater portion of such costs was allocated to internal research and development expense. For the first six months of 1996, research and development expenses were $5,030,000 or 20% of net sales compared to $3,874,000 or 9% of net sales for the first half of 1995. The increase in expenses of $1,156,000 for the first six months of 1996 was due primarily to the reasons stated above. The Company considers investments in research and development to be critical to future revenues and intends to manage these expenditures to focus on Remote Access products.

SELLING AND MARKETING

Selling and marketing expenses were $4,093,000 or 38% of net sales for the quarter ended June 29, 1996, compared to $5,017,000 or 26% of net sales for the quarter ended July 1, 1995 a decrease of $924,000 or 18%. For the first six months of 1996, selling and marketing expenses were $7,857,000 or 32% of net sales compared to $10,345,000 or 25% of net sales for the same period of the prior year, a decrease of $2,488,000, or 24%. The absolute decreases in expenses were due primarily to lower personnel and personnel-related costs as well as a reduction in advertising expenses for the quarter and the six months ended June 29, 1996 when compared with the same periods in 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1,102,000, or 10% of net sales for the quarter ended June 29, 1996, compared to $1,311,000 or 7% of net sales for the quarter ended July 1, 1995, a decrease of $209,000, or 16%. For the first six months of 1996, General and Administrative expenses were $2,218,000, or 9% of net sales compared to $2,555,000 or 6% of net sales for the same period of the prior year, a decrease of $337,000 or 13%. The absolute decreases in expenses were due mainly to a lower level of personnel and personnel-related costs for the quarter and the six months ended June 29, 1996 when compared with the same periods in 1995.

PROVISION FOR INCOME TAXES

For the quarter and six months ended June 29, 1996, the Company did not record an income tax provision as a result of the current year loss position and the utilization of previously reserved deferred tax deductions to offset current foreign tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, the Company consumed $4,877,000 of cash from operating activities. The cash consumed was due primarily to an increase in inventories of $7,166,000 as well as the pay down of accounts payable and accrued expenses of $2,124,000. These were offset by a reduction in accounts receivable of $5,522,000.

Investing activities for the first six months consumed $1,771,000 due principally to the purchases of marketable securities and the acquisition of capital equipment of $1,127,000.

The Company received proceeds of $79,000 from the issuance of common stock. These proceeds were generated by the issuance of common stock from the exercise of employee stock options and the Employee Stock Purchase Plan.

The Company's management believes that its cash, cash equivalents and marketable securities will satisfy its expected working capital and capital expenditure requirements through the next twelve months.

Safe Harbor for Forward-Looking Statements

This Form 10-Q filing contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's future results remain difficult to predict and may be affected by the factors described below.

RISK FACTORS

TECHNOLOGICAL CHANGE, NEW PRODUCTS AND INDUSTRY STANDARDS

The data communications industry continues to undergo a fundamental shift away from hierarchical single-vendor systems to open, peer-to-peer communications networks and information management tools that provide users with greater computing power and access to information. This evolution has fostered the growth of two dynamic markets: workstations and networking. Workstations deliver increasingly powerful, personal productivity tools, and data communications networks provide the "highways" that distribute and share this processing power throughout an organization, enabling users to more fully leverage and manage information resources.

As the deployment of networks matures, three recent trends continue to develop: networking of remote sites to the headquarters office via remote access routers; reduction of network congestion with the implementation of local area networks (LAN's); segmentation using various switching technologies; and the push by businesses of all sizes and individuals to connect their systems and networks to the Internet.

Proteon is in the process of repositioning itself from a company emphasizing deployment of Token Ring solutions to one that is focused on the network access market. Proteon views the network access market as having two segments -- remote access and local access. Its current strategy is based upon concentration on the remote access market segment

The market for the Company's products is characterized by rapidly changing technology, new product introductions and a multiplicity of current and evolving industry standards. Accordingly, the Company believes that its future success will depend on its continuing ability to enhance and expand its existing products and to develop or private label other manufacturer's technology and introduce in a timely fashion new products which incorporate new technologies, conform to standards and achieve market acceptance.

There can be no assurance that the Company's strategy is the correct one under the circumstances; that the Company has correctly assessed trends in the marketplace; that the Company will be able to develop, market or support, or secure external supplies of, such products successfully; or that the Company will be able to respond effectively to technological changes, new product announcements by others or new industry standards.

MANUFACTURING AND SUPPLY; DEPENDENCE ON SUPPLIERS

The Company's manufacturing operations primarily consist of assembly, testing and quality control of materials, components, subassemblies, and systems. SCI Systems (SCI), a major subcontract manufacturer with access to cost-effective, high volume manufacturing, distribution, and repair capability worldwide, manufactures the majority of Proteon's board assemblies for its router, hub, and adapter card product lines.

The Token Ring chipsets used in the Company's 4/16 Mbps and 4 Mbps adapters are currently manufactured for external sale solely by Texas Instruments and the Company has an agreement with Texas Instruments under which it believes it will be able to obtain adequate supplies of these chipsets in a timely manner to meet customer demand.

The RISC processor presently used in the Company's CNX 600 and CNX 500 bridging router is available solely from AMD. The Company believes, however, that other available RISC processors could be substituted for the AMD chip, if necessary, with some product modifications.

Certain logic semiconductors, signal processors, and subassembly components used in the Company's products are also available only from limited sources. The Company has not experienced any significant problems in obtaining required supplies of such limited source components and believes that alternative sources could be developed quickly, if necessary.

Proteon continues to have OEM arrangements with manufacturers for some of its Ethernet product offerings. The Company does not feel these arrangements jeopardize the quality of the products the Company is shipping. In most cases, if supply from one vendor were interrupted or reduced, the Company could find a comparable source for the affected product with limited delays in shipment.

The inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipment which would adversely affect the Company's operating results. There can be no assurance that, in the event of interruptions in contract manufacturing, supply of components from sole or limited sources, supply of units from OEM vendors or similar occurrences, the Company could find and engage suitable alternatives in a timely manner. Such interruptions or the inability of Proteon to counteract them successfully could have an adverse effect on the Company's business, operations and finances.

INTELLECTUAL PROPERTY

Currently, Proteon relies principally upon a combination of contractual rights, trade secrets, and copyright laws to establish and protect proprietary aspects of its products. The Company believes that, because of the rapid pace of technological change in the data communications and computer industries, legal protection for its products is a less significant factor in the Company's success than the knowledge, ability, and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. However, should a successful challenge be mounted against the rights of Proteon in and to its intellectual property, by allegations of infringement on the rights of others or for any other reason, the Company's business, operations and finances could be adversely affected. Certain technology used in the Company's products is licensed by the Company from third parties. The termination of certain of these licenses would have a material adverse effect on the Company's operations.

PRODUCT COMPATIBILITY AND COMPETITION

Network Interface Card Products
- - -------------------------------

The market for Token Ring network interface card products is dominated by IBM. While Token Ring networking is an industry standard, Proteon believes that its ability to address successfully the market for Token Ring network products is dependent upon the compatibility and interoperability of the Company's products with products offered by IBM and upon maintaining compatibility with the Token Ring standard as it continues to evolve.

IBM from time to time establishes strategic working relationships with independent networking vendors relating to IBM's long-term product development programs. The Company currently has such a relationship with IBM.

Remote Access (Routers)
- - -----------------------

Proteon expects to participate significantly in the market segment of remote access routing. The Company has enhanced its remote access capabilities with the introduction of new products and expanded its presence in the Integrated Services Digital Networks (ISDN) marketplace.

Remote Access (Switch/Router)
- - -----------------------------

The Company has begun to address a market segment for remote access corporate users with the introduction of a single device that incorporates switching and routing.

Local Access
- - ------------

Proteon has introduced a new Ethernet local access product, the CSX 900E Switching Concentrator, which combines high performance and low price per port. The Company continues to sell Token Ring Switches; intelligent hubs that provide connectivity and management of different network cabling schemes and LAN topologies; Ethernet hubs, the ProNET/E series, for the workgroup market segment; Token Ring hubs, the Series 75 Stackable Hub family for building networked and extended workgroups; Token Ring adapters for physical connectivity and Token Ring signaling between a PC or workstation and LAN cabling; a multi-port Token Ring PCI network adapter card; a line of Ethernet network adapter cards intended to provide a full range of solutions for the client/server marketplace.

Internetworking Software
- - ------------------------

OpenROUTE [Trademark], Proteon's world class internetworking software suite , is the foundation of the Company's high performance local and remote access internetworking products. All of Proteon's internetworking products (local and remote) ship with this software technology installed. Also, Proteon licenses this software to other providers of internetworking products.

As routing technology progresses, the Company may be required to modify its routing and bridging software to maintain compatibility of its products with various standards and interoperability with other manufacturers router products. Failure by the Company to maintain such compatibility, interoperability, and technical competencies could adversely affect the Company's business, operations and finances.

COMPETITION

The data communications, networking and computer industries are highly competitive and characterized by rapidly changing technology and evolving industry standards. These advances result in frequent new product introductions, increased capabilities and improvements in the relative price/performance of networking products. As a competitor in the networking industry, Proteon believes one of the keys to success will be making networks more accessible to a broader base of customers. Proteon is committed to open, standards-based products, innovative solutions to customer requirements for reliable and high performance networks, a favorable price/performance ratio, ease of installation and ease of use..

The Company competes with several companies having greater research and development, marketing and financial resources, manufacturing capability, customer support organizations, and name recognition than those of the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's business.

RESEARCH AND PRODUCT DEVELOPMENT

Management believes the Company's future success depends in large part upon timely enhancement of existing products and the development of new products that not only maintain technological excellence, but also improve the capabilities, efficiency, and cost-effectiveness of the end users' data communications networks. The Company is developing new products to improve price/performance ratios, enhance its network management capabilities, simplify ease of use, and ensure interoperability with other vendors' standards-based products. Proteon is also helping to define and support emerging industry standards underlying the use of new technological capabilities.

VARIABILITY OF QUARTERLY OPERATING RESULTS

The Company's quarterly operating results may vary significantly depending upon factors such as the timing of new product announcements and releases by the Company and its competitors, the timing of significant orders, the mix of products sold and the mix of distribution channels through which the products are sold. In addition, substantially all of the Company's sales in each quarter result from orders booked in that quarter. Consequently, if sales do not close in any quarter as anticipated, the Company's results of operations for that quarter would be adversely affected. Further, the Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected. Also, quarterly results can be materially affected by timing of software licensing revenues.

METHOD OF DISTRIBUTION

The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of large systems integrators, OEMs ("Original Equipment Manufacturers"), VARs ("Value Added Resellers") and distributors. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller, Ingram Micro, accounted for approximately 13%, 11% and 12%, of the Company's sales in 1993, 1994 and 1995, respectively, and a second reseller, Tech Data, accounted for approximately 10% of the Company's sales in 1993, and 1995.

There can be no assurance that the Company has selected appropriate channels of distribution for its products or that existing resellers will dedicate adequate resources to sales of the Company's products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.

MARKETING, SALES AND CUSTOMERS

 End users of Proteon's products have typically been organizations with critical applications requiring connectivity integrating their headquarters and wide area computing environments. Proteon's marketing and distribution strategy is to reach these end users primarily through an indirect sales channel comprised of selected large systems integrators, internet service providers, OEMs, VARs, and distributors with experience in network integration and reputation for excellent service. In addition, the Company's strategy includes increased presence of Proteon's sales force in end-user sites.

Proteon's markets encompass the fast growing local access switching and remote access internetworking segments of the network access market. Proteon's customers include both the Global 1000 multinationals, as well as those small to medium-sized enterprises requiring connection to the internet and to suppliers, customers, and business products.

There can be no assurance that the Company has correctly formulated its end-user profile or selected appropriate methods of marketing and selling its products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.

LIQUIDITY

Failure of the Company to create and maintain adequate working capital and liquidity, by sales of equity, obtaining lines of credit or otherwise, could adversely impact the Company's business, operations and finances.

INTERNATIONAL SALES, REGULATORY STANDARDS AND CURRENCY EXCHANGE

International sales accounted for 35.3%, 35.1% and 35.7% in 1993, 1994 and 1995, respectively, of the Company's net sales and the Company expects that international sales will continue to be a significant portion of the Company's business. Foreign regulatory bodies often continue to establish standards different from those in the United States, and the Company's products are designed generally to meet those standards. The inability of the Company to design products in compliance with such foreign standards could have an adverse effect on the Company's operating results. The Company's international business may be affected by changes in demand resulting from fluctuation in currency exchange rates as well as by risks such as tariff regulations and difficulties in obtaining export licenses.

SHARES ELIGIBLE FOR FUTURE SALE

Approximately 15,508,645 outstanding shares of Common Stock are now freely tradable on the open market. In addition, options to acquire an aggregate of 440,778 shares of Common Stock were vested as of December 31, 1995, and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market pursuant to this Prospectus, or Rule 144 or Rule 701 under the Securities Act. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

POSSIBLE VOLATILITY OF STOCK PRICE

Based on the recent trading of the Company's stock, the Company believes factors such as announcements of new products by the Company or its competitors and quarterly variations in financial results could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced volatility which has particularly affected the market prices for many high technology companies' stock and which often has been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's Common Stock.

CERTAIN CHARTER AND BY-LAW PROVISIONS

The Company's Amended and Restated Articles of Organization and By-Laws contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:
          Not applicable.

Item 2.   Changes in Securities:
          Not applicable.

Item 3.   Defaults upon Senior Securities:
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Shareholders held on May 22, 1996, the following matters were voted upon:

(1) The following persons were elected as Directors: Daniel J. Capone, Jr. with 14,387,491 shares voting for election and votes of 286,368 shares withheld; Howard C. Salwen with 14,384,043 shares voting for election and votes of 289,846 shares withheld; Dr. David Clark with 14,399,122 shares voting for election and votes of 284,737 shares withheld; Julius L. Marcus with 14,402,722 shares voting for election and votes of 271,137 shares withheld; and L.J. Sevin with 14,340,868 shares voting for election and votes of 332,991 shares withheld.

(2) A proposed amendment to the Company's Employee Stock Purchase Plan to increase by 300,000 the number of shares reserved for issuance in respect of purchases by employees pursuant to the Plan was approved. 13,825,805 shares were voted for approval; 551,784 shares were voted against; 263,770 shares voted to abstain; and there were 32,500 broker non-votes.

Item 5.   Other Information:
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:
(a)       Exhibits  See Exhibit Index, p.19

(b)       Reports on Form 8-K:

          The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the six months ended June 29, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PROTEON, INC.

August 8, 1996                  By:  /s/by: Daniel J. Capone, Jr.
                                     ----------------------------
                                     Daniel J. Capone, Jr.
                                     President & Chief Executive Officer
                                     (principal executive officer)

                                By:  /s/by: Joseph A. DiGiantommaso
                                     ------------------------------
                                     Joseph A. DiGiantommaso
                                     Vice President, Finance and Administration
                                     Chief Financial Officer
                                     Treasurer and Clerk
                                     (principal financial officer)

                                By:  /s/by Philip A. Gardella, Jr.
                                     -----------------------------
                                     Philip A. Gardella, Jr.
                                     Corporate Controller
                                     (principal accounting officer)

                                  EXHIBIT INDEX

Exhibit                                                            Sequentially
Number                           Description                         Numbered
- - ------                           -----------                         --------
Page
- - ----

(3.1)   Restated Articles of Organization as Amended*(c) (filed
        as (filed as Exhibit 3.1)                                       xx
(3.3)   By-Laws, as amended and restated, of the Registrant * (a)       xx
        (filed as Exhibit 3.3)
(4.1)   Article 4 of the Restated Articles of Organization, (See
        Exhibit (filed as Exhibit 3.3)                                  xx
(4.2)   Form of revised Common Stock Certificate                        20
(10.24) Severance Compensation Agreement dated                          22
        November 15,  1995 between the Registrant and
        William T. Greer.
(27)    Financial Data Schedule (electronic filing only)                xx


All exhibit descriptions followed by an asterisk and a letter in parentheses were previously filed with the Securities and Exchange Commission as Exhibits to the documents with the corresponding letter, and are hereby incorporated by reference from the such documents:

   (a) Registrant's Registration Statement on Form S-1 Registration
       No. 33-40073.

   (c) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

Where documents are incorporated by reference from previous filings, the Exhibit number of the document in that previous filing is indicated in parentheses after the incorporation by reference code.