Form 10-Q
period 1996-09-30
PROTEON INC/MA
filed 1996-11-12
CIK 874316

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1996
                         Commission File number 0-19175

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

-------------------------                     -------------------------
YES                   X                       NO
-------------------------                     -------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996.

       Common Stock, $.01 par value                     15,482,189
           (Title of each class)                     (Number of shares)

                                  PROTEON, INC.
                                    FORM 10-Q

                                QUARTERLY REPORT
                               SEPTEMBER 28, 1996

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Table of Contents                                                           2

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets as of
             September 28, 1996 and December 31, 1995                       3

             Consolidated Statements of Operations
             for the Three and Nine Months Ended
             September 28, 1996 and September 30, 1995                      4

             Consolidated Statements of Cash Flows
             for the Nine Months Ended
             September 28, 1996 and September 30, 1995                      5

             Notes to Consolidated Financial Statements                     6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7-15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                             16
     Item 2.  Changes In Securities                                         16
     Item 3.  Defaults Upon Senior Securities                               16
     Item 4.  Submission of Matters to a Vote of Security Holders           16
     Item 5.  Other Information                                             16
     Item 6.  Exhibits and Reports on Form 8-K                              16

                                  PROTEON, INC.

                                CONSOLIDATED BALANCE SHEETS
                                      (in thousands)
                                          ASSETS

                                                              September 28,  December 31,
                                                                  1996           1995
                                                              -------------  -----------
Current assets:
       Cash and cash equivalents                                 $13,063        $25,829
       Marketable securities                                       8,593          6,863
       Accounts receivable, net                                    9,743         12,138
       Inventories                                                11,171          4,425
       Deposits and other assets                                   1,597          1,457
                                                                 -------        -------

            Total current assets                                  44,167         50,712
Property and equipment, net                                        7,132          8,317
Marketable securities                                              1,000             --
                                                                 -------        -------

            Total assets                                         $52,299        $59,029
                                                                 =======        =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                          $ 2,988        $ 4,064
       Accrued compensation                                        1,061          1,375
       Accrued expenses                                            3,497          4,249
       Accrued restructuring cost                                    271            457
       Accrued warranty                                            1,083          1,561
                                                                 -------        -------
            Total current liabilities                              8,900         11,706

Stockholders' equity:
       Preferred stock                                                --             --
       Common stock                                                  156            156
       Capital in excess of par value                             49,263         49,141
       Accumulated deficit                                        (5,772)        (1,805)
       Cumulative translation adjustments                            113            118
       Less: treasury stock, at cost                                (361)          (287)
                                                                 -------        -------

            Total stockholders' equity                            43,399         47,323
                                                                 -------        -------


            Total liabilities and stockholders' equity           $52,299        $59,029
                                                                 =======        =======

    The accompanying notes are an integral part of the consolidated financial statements.

                                 PROTEON, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share data)
                                             Three months ended           Nine months ended
                                         September 28,  September 30,  September 28,  September 30,
                                             1996           1995           1996           1995
                                         -------------  ------------- ------------- -------------
Sales:
        Product                             $ 7,301       $11,822       $25,357       $39,072
        Software licensing                    1,948         2,133         5,630        11,264
        Service and other                     1,340         2,485         4,266         7,759
                                            -------       -------       -------       -------
        Net sales                            10,589        16,440        35,253        58,095

Cost of sales:
        Product                               4,173         5,941        14,457        20,594
        Software licensing                      160           446           278         2,334
        Service and other                     1,137         1,590         3,236         5,196
                                            -------       -------       -------       -------

      Cost of sales                           5,470         7,977        17,971        28,124
                                            -------       -------       -------       -------

Gross profit                                  5,119         8,463        17,282        29,971

Operating expenses:
      Research and development                2,096         2,397         7,126         6,271
      Selling and marketing                   3,782         3,758        11,639        14,103
      General and administrative              1,290         1,086         3,508         3,641
                                            -------       -------       -------       -------

           Total operating expenses           7,168         7,241        22,273        24,015
                                            -------       -------       -------       -------

(Loss) income from operations                (2,049)        1,222        (4,991)        5,956

Interest income, net                            286           336         1,024         1,111
                                            -------       -------       -------       -------

(Loss) income before income taxes            (1,763)        1,558        (3,967)        7,067

Provision for income taxes                        0            --             0           418
                                            -------       -------       -------       -------

Net (loss) income                           $(1,763)      $ 1,558       $(3,967)      $ 6,649
                                            =======       =======       =======       =======


(Loss) income per common share              $ (0.11)      $  0.10       $ (0.26)      $  0.42
                                            =======       =======       =======       =======

Weighted average number of common and
common equivalent shares outstanding         15,521        15,697        15,499        15,654
                                            =======       =======       =======       =======

    The accompanying notes are an integral part of the consolidated financial statements.

                                  PROTEON, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                for the nine months ended
                                     (in thousands)
                                                            September 28,    September 30,
                                                                1996             1995
                                                            -------------    -------------
Cash flows from operating activities:
    Cash received from customers                              $ 37,648         $ 60,111
    Cash paid to suppliers and employees                       (47,402)         (58,414)
    Interest received                                            1,031            1,111
    Interest paid                                                   (7)              --
    Income taxes paid                                             (319)             (84)
                                                              --------         --------

Net cash (consumed) generated by operating activities           (9,049)           2,724

Cash flows from investing activities:
    Proceeds from the sale of fixed assets                         117               --
    Capital expenditures                                        (1,147)          (1,445)
    Marketable securities sales                                  7,863            7,020
    Marketable securities purchases                            (10,593)         (11,883)
                                                              --------         --------

Net cash used in investing activities                           (3,760)          (6,308)

Cash flows from financing activities:
    Proceeds from the issuance of common stock                     122            1,180
    Purchase of treasury stock                                     (74)              --
                                                              --------         --------

Net cash provided by financing activities                           48            1,180
Effect of exchange rate changes on cash                             (5)             216
                                                              --------         --------

Net decrease cash and cash equivalents                         (12,766)          (2,188)
Cash and cash equivalents at beginning of year                  25,829           24,956
                                                              --------         --------

Cash and cash equivalents at end of the period                $ 13,063         $ 22,768
                                                              ========         ========

Reconciliation of net income to net cash
(consumed) generated by operating activities:
    Net (loss) income                                         $ (3,967)        $  6,649
                                                              --------         --------
Adjustments to reconcile net income to net cash
(consumed) generated by operating activities:

     Depreciation and amortization                               2,323            2,745
     Gain on disposition of assets                                (108)             (59)

Changes in assets and liabilities:
     Decrease  in accounts receivable                            2,395            2,016
     Increase in inventories                                    (6,746)          (1,176)
     Increase in deposits and other assets                        (140)             (44)
     Decrease in accounts payable and accrued expenses          (2,806)          (7,407)
                                                              --------         --------

     Total adjustments                                          (5,082)          (3,925)
                                                              --------         --------

Net cash (consumed) generated by operating activites          $ (9,049)        $  2,724
                                                              ========         ========

 The accompanying notes are an integral part of the consolidated financial statements.

                                  PROTEON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated balance sheet as of September 28, 1996 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 28, 1996 and September 30, 1995 are unaudited and, in the opinion of the management of Proteon, Inc. (the "Company") reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. It is suggested that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report to Shareholders.

2. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.
(in thousands)                              September 28,         December 31,
                                                1996                  1995
                                            -------------         ------------
Raw materials                                 $ 1,408               $  134
Work in process                                   947                  405
Finished goods                                  8,816                3,886
                                              -------               ------
Total inventories                             $11,171               $4,425
                                              =======               ======

3. NET (LOSS) INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net (loss) income per share are computed based on the weighted average number of common share and common share equivalents outstanding during the period. Common share equivalents are determined under the assumption that outstanding stock options are exercised and the proceeds are used to purchase treasury stock. Fully diluted net income per common share is not materially different from primary net income per common share at September 30, 1995. No common share equivalents are included in the September 28, 1996 calculations as they would be anti-dilutive.

                                  PROTEON, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter ended September 28, 1996 were $10,589,000 as compared with $16,440,000 for the quarter ended September 30, 1995, a decrease of $5,851,000, or 36%. For the nine months of 1996, net sales were $35,253,000 as compared with $58,095,000 for the same period in 1995, a decrease of $22,842,000, or 39%.

Product sales for the quarter ended September 28, 1996 were $7,301,000 as compared with $11,822,000 for the quarter ended September 30, 1995, a decrease of $4,521,000, or 38%. For the nine months of 1996, product sales were $25,357,000 as compared with $39,072,000 for the same period in 1995, a decrease of $13,715,000, or 35%. The Company's product sales are categorized as: Remote Access, Local Access, and Corporate Enterprise. Prior to 1996, the Company analyzed and discussed revenue in two product categories: Internetworking Systems Division (ISD) and LAN Products Division (LPD). The Remote Access product category now includes Proteon's GlobeTrotter, Remote Branch Routers, Switching Router, and GT Access Manager product families. The Local Access product category includes Token Ring and Ethernet Switches, The CSX900E Switch Concentrator, Series 70 and Series 75 Stackable Hubs, Series 90 and S90 Boss Chassis Hubs, Ethernet Hubs, and Token Ring and Ethernet Adapter Cards. The Corporate Enterprise product category includes the CNX500 and CNX600 Router products. Revenue from licensing of router source code is reported separately.

Overall product sales results reflect our ongoing product transition from Corporate Enterprise and LAN product solutions to Network Access products. Overall product revenue was down from a year ago for the quarter and nine months ended September 28, 1996 due to anticipated decreases in both our LAN products and our Corporate Enterprise categories. For the quarter and nine months ended September 28, 1996, the decreases in LAN products net sales were due primarily to lower average selling prices and declining unit volumes of Adapter Cards, Switches and Hubs. The Corporate Enterprise reductions are due to planned reduction in CNX backbone Router units as the company shifts to remote access Routers. Although total units in the Remote Access category increased 158% from the third quarter of 1995, and 71% for the nine months of 1996 as compared to the nine months of 1995, primarily due to GlobeTrotter sales, these increased volumes were not enough to offset these anticipated product revenue declines in the LAN products and Corporate Enterprise categories.

The Company continues the process of positioning itself as a Network Access supplier. During the latter part of the third quarter of 1995, the Company introduced a line of Network Access products, which included Internet and Intranet Access Routers. The Company believes that these products will continue to contribute a larger percentage of revenue in future quarters.

Software licensing revenue for the quarter ended September 28, 1996, was $1,948,000 compared to $2,133,000 for the quarter ended September 30, 1995, a decrease of $185,000, or 9%. For the nine months of 1996, software licensing revenues were $5,630,000 as compared with $11,264,000 for the same period in 1995, a decrease of $5,634,000 or 50%. This anticipated reduction in software licensing revenue is a result of residual revenue flow, during 1996, from two major multi-year agreements with IBM and Digital Equipment Corporation. Software licensing revenues from these two companies are dependent on meeting certain milestones and, as a result, revenue from these licenses varies significantly from quarter to quarter. The Company expects that in future quarters software licensing revenue will continue to experience this variability and decrease in total as the development driven milestones are completed.

For the quarter ended September 28, 1996 service and other revenues decreased by $1,145,000 or 46%, to $1,340,000, as compared to $2,485,000 for the quarter ended September 30, 1995. For the nine months of 1996, services and other revenues were $4,266,000 as compared with $7,759,000 for the same period in 1995, a decrease of $3,493,000, or 45%. These decreases were primarily due to the reduction in service spares and upgrades revenue worldwide.

GROSS PROFIT

Total gross profit decreased as a percentage of net sales to 48% for the quarter ended September 28, 1996, from 52% for the quarter ended September 30, 1995 and to 49% from 52% for the nine months of 1996 and 1995, respectively. The decreases are primarily the result of decreased contributions to gross profit from highly profitable software licensing revenue. The Company's product gross profit decreased to 43% from 50% when compared to the same period in the prior year due primarily to declining unit margin and decreased volume in the token ring adapter card segment of the LAN product category. For the quarter, gross profit for software licensing was 92% versus 79% a year ago because of decreased engineering efforts related to existing agreements. For the quarter, service and other gross profit was down to 15% versus 36% a year ago due to fixed costs being allocated across reduced licensing revenues.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2,096,000 or 20% of net sales for the quarter ended September 28, 1996, compared to $2,397,000 or 15% of net sales for the same period in the prior year. The decrease in expenses of $301,000 was primarily due to lower personnel and personnel related costs including decreased outside consulting related to software licensing contracts and fewer customer funded development projects. For the nine months of 1996, research and development expenses were $7,126,000 or 20% of net sales compared to $6,271,000 or 11% of net sales for the nine months of 1995. The increase in expenses of $855,000 for the nine months of 1996 was due primarily to fewer R&D costs being allocated to software licensing contracts and externally funded development projects. The Company considers investments in research and development to be critical to future revenues and intends to manage these expenditures to focus on Remote Access products.

SELLING AND MARKETING

Selling and marketing expenses were $3,782,000 or 36% of net sales for the quarter ended September 28, 1996, compared to $3,758,000 or 23% of net sales for the quarter ended September 30, 1995 an increase of $24,000, or 1%. For the first months of 1996, selling and marketing expenses were $11,639,000 or 33% of net sales compared to $14,103,000 or 24% of net sales for the same period of the prior year, a decrease of $2,464,000, or 17%. The absolute decreases in expenses were due primarily to lower personnel and personnel-related costs as well as a reduction in advertising expenses for the nine months ended September 28, 1996 when compared with the same respective periods in 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1,290,000, or 12% of net sales for the quarter ended September 28, 1996, compared to $1,086,000 or 7% of net sales for the quarter ended September 30, 1995, an increase of $204,000, or 19%. The increase was due primarily to additional legal fees incurred in the trial phases of litigated matters. For the nine months of 1996, general and administrative expenses were $3,508,000, or 10% of net sales, compared to $3,641,000, or 6% of net sales, for the same period of the prior year, a decrease of $133,000 or 4%. The absolute decrease in expenses was due mainly to a lower level of personnel and personnel-related costs for the nine months ended September 28, 1996 when compared with the same period in 1995.

PROVISION FOR INCOME TAXES

For the quarter and nine months ended September 28, 1996, the Company did not record an income tax provision as a result of the current loss position and the utilization of previously reserved deferred tax deductions to offset current foreign tax provisions. The Company's effective tax rate of 5.9% for 1995 varies from the statutory rate due to the realization of net operating loss carryforwards. The 1995 tax provision relates to alternative minimum federal taxes, and state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months of 1996, the Company consumed $9,049,000 of cash from operating activities. The was consumed primarily by increased inventories of $6,746,000, as well as payment of accounts payable and accrued expenses of $2,806,000. These were offset by a reduction in accounts receivable of $2,395,000.

Investing activities for the first nine months consumed $3,760,000 due principally to the purchase of marketable securities and the acquisition of capital equipment of $1,147,000. Financing activities consisted of the proceeds from issuances of common stock to employees exercising employee stock options and purchasing common stock pursuant to the Employee Stock Purchase Plan, offset by the amount of funds extended in repurchases of treasury common stock.

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

As the deployment of networks matures, four recent trends continue to develop: networking of remote sites to the headquarters office via remote access routers; reduction of network congestion with the implementation of local area networks (LAN's); segmentation using various switching technologies; and the push by businesses of all sizes and individuals to connect their systems and networks to the Internet.

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

The Token Ring chipsets used in the Company's 4/16 Mbps and 4 Mbps adapters are currently manufactured for external sale solely by Texas Instruments. The Company has an agreement with Texas Instruments under which it believes it will be able to obtain adequate supplies of these chipsets in a timely manner to meet customer demand.

Certain logic semiconductors, signal processors, and subassembly components used in the Company's products are also available only from limited sources. The Company has not experienced any significant problems in obtaining required supplies of such limited source components and believes that alternative sources could be developed quickly, if necessary.

Proteon continues to have OEM arrangements with manufacturers for some of its Ethernet product offerings. The Company does not feel these arrangements jeopardize the quality of the products the Company is shipping. In most cases, if supplies from one vendor were interrupted or reduced, the Company could find a comparable source for the affected product with limited delays in shipment.

The inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which would adversely affect the Company's operating results. There can be no assurance that, in the event of interruptions in contract manufacturing, supplies of components from sole or limited sources or supplies of units from OEM vendors or similar occurrences, the Company could find and engage suitable alternatives in a timely manner. Such interruptions or the inability of Proteon to counteract them successfully could have an adverse effect on the Company's business, operations and finances.


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

PRODUCT COMPATIBILITY AND COMPETITION

Network Interface Card Products
-------------------------------

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

Remote Access (Routers)
-----------------------

Proteon expects to participate significantly in the market segment of remote access routing specifically addressing the needs to users to connect to the internet or build corporate intranets. The Company has enhanced its remote access capabilities with the introduction of new products and expanded its presence in the Integrated Services Digital Networks (ISDN) marketplace.

Remote Access (Switch/Router)
-----------------------------

The Company has begun to address a market segment for remote access corporate users with the introduction of a single device that incorporates switching and routing.

Local Access
------------

The Company continues to sell Token Ring Switches; intelligent hubs that provide connectivity and management of different network cabling schemes and LAN topologies; Ethernet hubs, the ProNET/E series, for the workgroup market segment; Token Ring hubs, the Series 75 Stackable Hub family for building networked and extended workgroups; Token Ring adapters for physical connectivity and Token Ring signaling between a PC or workstation and LAN cabling; a multi-port Token Ring PCI network adapter card; a line of Ethernet network adapter cards intended to provide a full range of solutions for the client/server marketplace. The company also seeks opportunities to leverage technology via licensing arrangements.

Internetworking Software
------------------------

OpenROUTE[Trademark], Proteon's internetworking software suite , is the foundation of the Company's high performance local and remote access internetworking products. All of Proteon's internetworking products ship with this software technology installed. Also, Proteon licenses this software to other providers of internetworking products.

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

COMPETITION

The data communications, networking and computer industries are highly competitive and characterized by rapidly changing technology and evolving industry standards. These advances result in frequent new product introductions, increased capabilities and improvements in the relative price/performance of networking products. As a competitor in the networking industry, Proteon believes one of the keys to success will be making networks more accessible to a broader base of customers. Proteon is committed to open, standards-based products, innovative solutions to customer requirements for reliable and high performance networks, a favorable price/performance ratio, ease of installation and ease of use.

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

METHOD OF DISTRIBUTION

The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of Internet Service Providers ("ISPs"), Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and distributors. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller, Ingram Micro, accounted for approximately 13%, 11% and 12%, of the Company's sales in 1993, 1994 and 1995, respectively, and a second reseller, Tech Data, accounted for approximately 10% of the Company's sales in 1993, and 1995.

There can be no assurance that the Company has selected appropriate channels of distribution for its products or that existing resellers will dedicate adequate resources to sales of the Company's products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.

MARKETING, SALES AND CUSTOMERS

End users of Proteon's products have typically been organizations with critical applications requiring connectivity integrating their headquarters and wide area computing environments. Proteon's marketing and distribution strategy is to reach these end users primarily through an indirect sales channel comprised of internet service providers ("ISPs"), OEMs, VARs, and distributors with experience in network integration and reputation for excellent service. In addition, the Company's strategy includes increased presence of Proteon's sales force in end-user sites.

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

INTERNATIONAL SALES, REGULATORY STANDARDS AND CURRENCY EXCHANGE

International sales accounted for 35.3%, 35.1% and 35.7% in 1993, 1994 and 1995, respectively, of the Company's net sales and the Company expects that international sales will continue to be a significant portion of the Company's business. Foreign regulatory bodies continue to establish standards different from those in the United States, and the Company's products are designed generally to meet those standards. The inability of the Company to design products in compliance with such foreign standards could have an adverse effect on the Company's operating results. The Company's international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs and difficulties in obtaining export licenses.

SHARES ELIGIBLE FOR FUTURE SALE

Approximately 15,508,645 outstanding shares of Common Stock are now freely tradable on the open market. In addition, options to acquire an aggregate of 440,778 shares of Common Stock were vested as of December 31, 1995, and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

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

Item 4.    Submission of Matters to a Vote of Security Holders:
           Not applicable.

Item 5.    Other Information:
           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K:
(a)        Exhibits: See Exhibit Index, p.19

(b)        Reports on Form 8-K:
           The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 28, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PROTEON, INC.



November 12, 1996                       By: /s/by: Daniel J. Capone, Jr.
                                            ----------------------------
                                            Daniel J. Capone, Jr.
                                            President & Chief Executive Officer
                                            (principal executive officer)



                                        By: /s/by: Robert J. Connaughton, Jr.
                                            ---------------------------------
                                            Robert J. Connaughton, Jr.
                                            Chief Financial Officer,
                                            Vice President
                                            Treasurer and Clerk
                                            (principal financial officer)



                                        By: /s/by: Philip A. Gardella, Jr.
                                            ------------------------------
                                            Philip A. Gardella, Jr.
                                            Corporate Controller
                                            (principal accounting officer)

                                  EXHIBIT INDEX


Exhibit                                                            Sequentially
Number                      Description                            Numbered Page
------                      -----------                            -------------

(3.1)    Restated Articles of Organization as Amended * (a)
         (filed as Exhibit 3.1 to registration statement)                xx
(3.3)    By-Laws, as amended and restated, of the Registrant * (b)
         (filed as Exhibit 3.3 to 1991 Form 10-K)                        xx
(4.1)    Article 4 of the Restated Articles of Organization,
         (See 3.1 above)                                                 xx
(4.2)    Form of Common Stock Certificate * (c)
         (filed as Exhibit 4.2 to Form 10-Q)                             xx
(10.25)  Severance Compensation Agreement dated October 23, 1996
         between Registrant and Robert J. Connaughton, Jr.               21
(27)     Financial Data Schedule (electronic filing only)                xx

All exhibit descriptions followed by an asterisk and a letter in parentheses were previously filed with the Securities and Exchange Commission as Exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses corresponds, as set forth below:

(a) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(b) Registrant's Registration Statement on Form S-1 Registration No. 33-40073.

(c) Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996.

Where documents are incorporated by reference from previous filings, the Exhibit number of the document in that previous filing is indicated in parentheses after the incorporation by reference code.