Form 10-K
period 1996-12-31
PROTEON INC/MA
filed 1997-03-31
CIK 874316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal period ended December 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period _______to________

                         Commission File Number 0-19175

                                  PROTEON, INC.
             (Exact name of registrant as specified in its charter)

            Massachusetts                                04-2531856
                                                         ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

  Nine Technology Drive, Westborough, MA                             01581
 ----------------------------------------                         ----------
 (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (508) 898-2800
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
            (Title of each class)                  (Number of shares)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              -------------                                       -------------
              Yes    X                                            No
              -------------                                       -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of March 27, 1997; $25,778,750 (without admitting that any person whose shares are not included in determining such value is an affiliate).

Indicate the number of shares outstanding of each of the Registrant's classes of comon stock as of the latest practicable date. Shares of Common Stock oustanding as of March 27, 1997: 15,276,296

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the Company's fiscal year ended December 31, 1996 (the "1996 Annual Report") are incorporated by reference into Parts II and IV of this Report and portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on May 21st, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III of this Report. With the exception of those portions of the 1996 Annual Report and 1997 Proxy Statement expressly incorporated in this Report by reference, such documents shall not be deemed filed as a part of this Report.


                               Page 1 of 150 pages
                            Exhibit index at page

                                     PART I

                            ITEM 1. GENERAL BUSINESS


COMPANY OVERVIEW
----------------

     Proteon, Inc., together with its subsidiaries, including, OpenROUTE Networks, Inc., ("Proteon," or "the Company") is known as an innovative product provider in the multi-billion dollar data communications industry. Proteon and its subsidiary, OpenROUTE Networks, have distinguished themselves as leaders in helping customers with network connectivity. For more than 16 years, Proteon has shipped network connectivity products that have helped customers grow and prosper through deploying network computing. Historically, Proteon networking products have provided connectivity solutions in more than 70 percent of the Fortune 100 companies. Leveraging this expertise in mission-critical network solutions, Proteon is delivering this same quality for Internet, Intranet, and small to medium-sized enterprise users. The Company is committed to providing access solutions that make networks more accessible, secure, easier to use, manage, and operate. The Company's comprehensive line of access solutions includes products for Internet/Intranet access, branch office access, Token Ring and Ethernet switching, hubs and adapters.

     The Company was incorporated in Massachusetts in January 1974 as Proteon Associates, Inc. The Company changed its name to Proteon, Inc. in July 1983. Its executive offices are located at 9 Technology Drive, Westborough, Massachusetts 01581, and its telephone number at that location is (508) 898-2800. The Company's manufacturing facilities are located at the same address. In January 1997, the company announced the formation of a new wholly owned subsidiary, OpenROUTE Networks, Inc. This new subsidiary was incorporated in the state of Delaware, USA.

     OpenROUTE Networks' markets encompass the fast growing components of the networking industry. For Internet and Intranet connections, OpenROUTE
Networks' products combine cost effectiveness with ease of operation, interoperability, network security, reliability and performance. The Company's customers include both the Global 1000 multinationals, as well as those small to medium-sized enterprises requiring connections to the Internet and to suppliers, customers, and business products. Proteon, Inc.'s customers encompass local area networking sites that implement Token Ring and Ethernet network topologies. Specific products marketed by Proteon include network adapter cards, network hubs, LAN switches, and a switch-router.

     At the core of the Company's design philosophy is a commitment to deliver reliable, high-performance networking products based on industry standards. Proteon's and OpenROUTE Networks' products incorporate the highest possible technical specifications to provide open, interoperable solutions for today's shared bandwidth internetworks.

NETWORKING INDUSTRY

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

     As the deployment of networks matures, three recent trends continue to develop: networking of remote sites to the headquarters office via remote access routers; reduction of network congestion with the implementation of LAN segmentation using various switching technologies; and the massive drive for businesses of all sizes and individuals to connect their systems and networks to the Internet and Intranet.

     The peer-to-peer evolution has created an increased demand for client/server based applications. The first impact of client/server based networks is the increasing demand for inexpensive, easy to use, remote access routers. Remote offices can now access corporate databases while running local application programs. The client/server shift has also created the demand for greater performance in the LAN, and hence is driving the market for switching solutions. Also, users are now gaining access to previously unreachable resources including the Internet, corporate headquarters and other remote sites. Any LAN-attached workstation with Internet Protocol (IP) client software can send and receive electronic mail, access public databases worldwide, share files and programs through File Transfer Protocol (FTP), participate in thousands of business and consumer-related newsgroups, and easily browse the massive quantities of information available on the World Wide Web.

     Proteon and OpenROUTE Networks believe that one of the keys to their success will be making networks more accessible to a new, broader base of customers. The Company is committed to open, standards-based products, innovative solutions to customer requirements for reliable and high performance networks, a favorable price/performance ratio, ease of installation, use, network security and network compatibility.


---------------------------

FORMATION OF NEW SUBSIDIARY
---------------------------

     The formation of the new OpenROUTE Networks subsidiary was decided in keeping with the Company's strengthened focus on the rapidly growing market for Internet and Intranet connectivity. The Company defines the Internet as a "public" network representing it to all audiences, and the Intranet as a "private," secure network with Internet-like characteristics that is most often used only by the employees of a specific company or organization. This new OpenROUTE Networks subsidiary will focus on the development, marketing and distribution of the Company's award-winning GlobeTrotter router products.

     The new subsidiary was formed to bring together the Company's resources on the GlobeTrotter family of high-performance, low-cost remote access routers and the ongoing licensing of its OpenROUTE internetworking software suite. The name "OpenROUTE Networks" reflects the Company's specific emphasis in the remote access marketplace. In conjunction with the establishment of this new subsidiary, the Company also unveiled a new corporate logo. The new logo will also be used in a corporate branding campaign to better position GlobeTrotter products. The new name also reflects the "open" nature of the public Internet. OpenROUTE Networks has a multi-faceted sales strategy to meet the growing need to connect hundreds of thousands of organizations to the Internet in a cost-effective and secure manner. A major OpenROUTE Networks sales thrust will be to focus on key and emerging product features for Internet Service Providers (ISPs) and the distributors who service this segment of the market. Major ISPs and distributors to ISPs have already become important OpenROUTE Networks customers.

     OpenROUTE Networks also markets products through OEM relationships. Digital Equipment Corporation and Nippon Telegraph and Telephone's (NTT) Advanced Technology Division currently resell GlobeTrotter remote access routers under their own brand names. OpenROUTE Networks expects to announce other OEM relationships during 1997. OpenROUTE Networks also sells remote access products through some of the world's largest distributors such as Tech Data Corp. and Ingram Micro. In addition, a large base of Value Added Resellers
(VARs), including Racal DataGroup, actively market GlobeTrotter products in all domestic and international markets. OpenROUTE Networks is targeting major sales in markets such as government, health care, education, publishing, manufacturing, insurance, professional services, libraries and entertainment.


LAN PRODUCTS AGREEMENT
----------------------

     Proteon, Inc. and Microvitec PLC jointly announced the signing of a reseller agreement and a letter of intent, subject to contract closure, for an additional series of agreements that provide Microvitec to resell Proteon's products and obtain intellectual property rights for LAN products, manufacturing licenses, and access to other Proteon resources to develop products and services for the LAN marketplace.

SIGNIFICANT EXECUTIVE APPOINTMENTS AND CHANGES
----------------------------------------------

     In March 1996, the Company promoted William Greer to Vice President of American Sales Operations. Greer had been serving as Regional Sales Director for the Eastern Region of the United States since he joined Proteon in 1995. Early in 1997, Mr. Greer was given additional responsibilities as Vice President of Worldwide Sales. In this role, Greer is responsible for all sales programs in North, Central and South America, Asia Pacific and Europe. He supervises Proteon's sales force, as well as manages relationships with Proteon sales partners including large scale systems integrators, Value Added Resellers, master distributors, and Internet Service Providers.

     In the fall of 1996, Robert J. Connaughton, the company's Chief Legal Counsel, was given additional corporate responsibilities as Vice President of Finance and Chief Financial Officer. Mr. Connaughton, who joined Proteon in 1995, has nearly two decades of experience in senior management, law, operations and finance.

     During the year, three senior executives resigned their positions. David Allen resigned his position as Vice President of European Sales Operations. Jeffrey B. Low resigned his position as Vice President of Worldwide Marketing, and Joseph A. DiGiantomasso resigned his position as Chief Financial Officer. Information regarding employee contracts is available in the Company's Proxy filing with the Securities and Exchange Commission.

REMOTE ACCESS (ROUTERS)
-----------------------

     OpenROUTE Networks' product focus is anticipated to be in the market segment of Remote Access Routing. This rapidly growing market is fueled by large corporations deploying client/server applications in remote offices and connections to the Internet. Proteon shipped the industry's first "plug and play" low end router, the DNX 300, in early 1993. In November 1994, Proteon began shipping the RBX 200. This router is the product of a joint development agreement with IBM and at that time differentiated itself, the Company believes, through low price, custom designed, remote access routing features, and a high degree of interoperability with IBM's internetworking products.
The RBX 200 runs the full range of the Company's OpenROUTE(TM) routing software. To date, Proteon has shipped more than 150,000 access ports with its routers.

     In April 1996, the Company expanded its line of connectivity products with the introduction of the Globe Trotter (GT) Access Manager Point-of-Presence
(POP) platform. The GT Access Manager POP has been specifically designed as a total Point-of-Presence solution for the thousands of Internet Service Providers
(ISPs) around the world that are currently expanding their connectivity infrastructure. With an attractive entry-level price point of $8,995 (U.S.) -- the lowest price in the industry in its class -- and a scaleable architecture, the Company believes the GT Access Manager gives ISPs maximum flexibility to accommodate the dynamic requirements of their customers. The GT Access Manager includes resilient features such as dual power supplies, high density wide area network (WAN) connections and a highly optimized RISC-based routing engine. The Company continues to market this product along with its high-end routers, the CNX 500 and CNX 600.

     In April of 1996, the Company made one of its most significant product announcements of the year when it announced a major expansion of its line of GlobeTrotter Remote Access routers. This expansion included six new models that address all the major options for Internet/Intranet connectivity. The new models included:

o The GlobeTrotter 70-U, which provides full Internet Protocol (IP) connectivity for Integrated Services Digital Network (ISDN) links and includes an integrated NT-1. It is also the industry's only product of its type for under $1,000;

o The GlobeTrotter 70-S/T, which provides the same features as the GlobeTrotter 70-U, plus support for other ISDN peripherals through the S/T interface, also at under $1,000;

o The GlobeTrotter 72-U, which provides IP, IPX, AppleTalk and bridging connectivity for ISDN links with an integrated NT-1, priced at only $1,195;

o The GlobeTrotter 72-S/T, which provides IP, IPX, AppleTalk, and Bridging connectivity, plus support for other ISDN peripherals through the S/T interface, also priced at only $1,195;

o The GlobeTrotter 60 which now features asynchronous dial-up and synchronous Frame Relay or leased-line IP connectivity, priced at only $795; and

o The GlobeTrotter 62, with the same asynchronous and synchronous functionality, with additional protocol support for IPX, AppleTalk and Bridging, priced at only $995.

     The Company believes that the expansion of the GlobeTrotter line is critical to growth in 1997. The Company believes that having a more complete line of Remote Access routers will give it a better entry point into business partnerships with ISPs and OEM prospects. This line of products is expected to strengthen the Company's position in the market for ISDN routers.

     During the summer of 1996, the Company's ISDN product line was even further strengthened when it participated in an industry-wide testing consortium. In recent laboratory testing conducted by Proteon, the GlobeTrotter 70-U -- running Version 5 of Stac(R) LZS(R) compression algorithm and compression control protocols -- achieved data throughput rates over an ISDN link that were between 30 and 70 percent faster than competing products.

     At the fall Networld+Interop industry trade show in Atlanta, the Company released the results of another industry test that demonstrated the performance of its ISDN products. The testing, which measured Integrated Services Digital Network (ISDN) router and bridge performance, was sponsored by Strategic Networks Consulting, Inc., Rockland, Mass., a leading market research firm and networking consultant.

     The GlobeTrotter 70 -- at a list price of only $995 per unit for unlimited users -- beat out all competing products in two critical areas: data compression and ISDN call setup.

MAJOR EMPHASIS ON NETWORK SECURITY
----------------------------------

     In an effort to significantly expand its GlobeTrotter product line, the Company launched a major product marketing effort for network security products. The program has been designed to address the networking marketplace's need for affordable and secure ways of remotely accessing the Internet and corporate Intranets. The Secure Internet/Intranet Program is offered to Internet Service Providers (ISPs) and end users, and is based on a security hierarchy that recognizes the need for increasingly stronger security mechanisms depending upon the type of user and the type of application. As 1997 unfolds, OpenROUTE Networks intends to address each of those levels of users with strategic partnerships and products. Recent industry research indicates that in a drive to achieve greater business success in the face of increasing global competition, Internet and Intranet-based services hold the key for today's virtual organization. Acting as a global backbone, these networks can link branch offices, telecommuters, partners, suppliers or customers directly into the business process.

     The first product implementation of this program is being marketed as the GTSecure-60 Firewall Router, a high-performance, cost-effective solution that uniquely integrates both full firewall and routing capabilities into a single product. The Company believes that it was one of the first in the industry to offer this type of integrated security product. Most other solutions call for users to manage security in a separate server environment running expensive security software. The Company believes this low-cost approach provides adequate network security for most small office users.

     In the Fall of 1996, the Company added the GTSecure-70 Firewall Router to its product line for ISDN connections. In addition, the Company added IP filtering technology and began active participation in testing with the National Computer Security Association. The GTSecure Firewall Routers were subsequently certified by the NCSA. GTSecure Firewall Routers start at pricing levels of only $1,395 per unit (U.S. list). As 1997 unfolds, the Company intends to offer other products that integrate routing and security in the same system platform.

     All of OpenROUTE Networks' routers feature the Company's award-winning OpenROUTE(TM) internetworking software. By using OpenROUTE(TM) software, users have assurance that the products will interoperate with a wide range of existing installed equipment. OpenROUTE(TM) has been accepted by industry leaders as the most open, standards-based internetworking software available.

     The Company has continued to devote significant engineering resources to its OpenROUTE internetworking software. Recently, the Company announced two new versions that encompass major new technologies and features. OpenROUTE Release
2.2 includes new features such as:

o Support for NetWare Link Service Protocol (NLSP), a technology that provides link state routing for Internetwork Packet Exchange (IPX) based networks that are among the largest in the industry;

o Implementation of IPXWAN Version 2, a link management and negotiation protocol for use over serial lines and other wide area services; and

o A series of IPX enhancements that aid in routing traffic, load sharing, bandwidth management and diagnostics.

     One of the most attractive features of OpenROUTE 2.2 is the support for NLSP. NLSP is a protocol for information exchanged among routers geared to the needs of large IPX internetworks. IPX is the Network-Layer protocol used by the NetWare operating system, and by the compatible network products of other system providers. NLSP addresses the limitations of the IPX Routing Information Protocol and Service Advertisement Protocol (RIP/SAP). Users are much better able to scale their networks with NLSP. NLSP was designed and specified by Novell. Support of NLSP makes the company's products attractive in the large base of Novell users.

     OpenROUTE Release 2.3, which was recently announced, further expands the capabilities of the software suite. This release introduces several new WAN capabilities that significantly enhance the software for ISDN links. Key new features include:

o Internet Protocol (IP) Address Assignment, a capability that allows IP addresses to be automatically assigned to a router's WAN ports;

o Support for Callback, a new feature that allows an OpenROUTE GlobeTrotter router to make or accept call requests to and from the remote routers or access servers;

o Improved IP filters that block unwanted traffic and allow users to create a collection of access control lists to route traffic based on an organization's network policy; and

o Support for Internetwork Packet Exchange Wide Area Net (IPXWAN), a new Novell protocol that standardizes the transfer of IPX packets over various WAN media.

     During 1997, the Company plans to introduce other new versions of OpenROUTE that will expand the current product line and open new markets in the Remote Access segment.

JOINT DEVELOPMENT
-----------------

     In the fall of 1996, the Company announced an important strategic partnership with NTT Advanced Technology Corporation (NTT-AT) of Japan in which OpenROUTE Networks and NTT-AT will work together to provide the Japanese marketplace with high-performance connectivity products for ISDN. The companies have jointly developed an ISDN router which is now being marketed in Japan. These new products are being sold in Japan with an integrated NTT-AT Data Service Unit (DSU). The Company believes that the market for network access solutions in Japan is currently showing dramatic growth as small offices and Internet/Intranet users take advantage of ISDN's high bandwidth capabilities. NTT-AT has a high degree of proficiency in the data communications sector utilizing LAN technologies, and now is focusing on the Remote Access market as one of its key areas. The Company believes that this method of joint development is important to its future growth. The Company intends to aggressively seek out other, similar joint partnerships with telecommunications carriers in both domestic and international markets.

     OpenROUTE Networks also currently builds product under an OEM relationship for Digital Equipment Corporation of Maynard, Mass. Digital currently markets a small Remote Access router that carries the Digital name but is built by OpenROUTE Networks.


BUSINESS PARTNERING WITH INTERNET SERVICE PROVIDERS
---------------------------------------------------

     A major initiative is the Company's decision to seek business partnerships with Internet Service Providers. The Company believes that Internet Service Providers offer a new path of wide-scale distribution for GlobeTrotter routers. As ISPs have evolved around the world, their equipment needs have paralleled this process. In many cases where ISPs are connecting small businesses to the Internet or Intranet, the installation of a Remote Access Router is necessary. By solidifying its presence with ISPs on a global basis, the Company expands its distribution and increases the potential to grow its business. The Company does not currently have any agreements with ISPs that provide for the exclusive installation of OpenROUTE Networks products. However, a major effort is being made to work on development with ISPs, thus ensuring that OpenROUTE Networks' products are the preferred choice.

     The Company's first significant relationship in this area was established with PSINet, Inc. of Herndon, Virginia, in the Spring when OpenROUTE Networks GlobeTrotter routers were certified to connect to PSINet's massive Internet-optimized network. At the time, PSINet's network had more than 300 Points-of-Presence around the world. The certification is important to the Company because it means that for business and corporate users PSINet may specify OpenROUTE Networks products. The GlobeTrotter products were certified after a series of rigid lab tests and comparisons with many competitive products.

     During the course of the year, OpenROUTE Networks expanded its relationship with PSINet on many fronts. The companies jointly announced that they would develop a range of technologies that strengthen the security of PSINet's Internet Services and enable advanced network capabilities for future service offerings. This technology from OpenROUTE Networks enables PSINet to enhance security services that are integrated into the network itself. Subsequently, this technology from OpenROUTE Networks was offered by

PSINet under the name "RouteWaller." This joint development with PSINet also enabled the Company to develop its own GTSecure Firewall Routers.

     Going forward, the Company's strategy is to increase the number of ISPs that carry OpenROUTE Networks routers. Other companies added in 1996 include SundayNET, Northern Net, Best Internet, Supernet, EasyNET, Vossnet, SingNET, Athena Internet, ContribNET, Tokyo Internet, ILK Internet, Global Internet, and Asia On Line. During the year, the Company hopes to announce other agreements with ISPs from around the world.

     Designed in accordance with general ISP requirements, GlobeTrotter remote access routers give users shared Internet access, thus avoiding multiple phone line costs and expensive modem banks. GlobeTrotters feature plug-and-play operation, user-friendly graphical interfaces, Internet Protocol (IP) standards-based internetworking and security, and local and remote manageability.

COMPANY AWARD
-------------

     OpenROUTE Networks won an important industry award when its comprehensive portfolio of GlobeTrotter Remote Access routers won a 1996 Users' Choice Award from Communications News. The honor singled out OpenROUTE Networks in the category for internetworking equipment. The Communications News awards are based on actual inquiries from subscribers. Inquiries about the OpenROUTE Networks products came from communications and networking professionals at end user sites.

LOCAL AREA NETWORKING PRODUCTS
------------------------------

     The Company is continuing to market a number of LAN products. However, the Company is putting less emphasis on LAN products than in previous years. The decision to partner with third parties in license arrangements is intended to enhance development.

MARKETING, SALES AND CUSTOMERS
------------------------------

     End-users of the Company's products have typically been organizations with critical applications requiring connectivity integrating their headquarters and wide area computing environments. The Company's marketing and distribution strategy is to reach these end-users primarily through an indirect sales channel comprised of selected large systems integrators, Internet Service Providers, original equipment manufacturers (OEMs), value added resellers (VARs), telecommunications carriers, and distributors with experience in network integration and a reputation for excellent service. As the Company moves forward, it will be targeting a customer base that may not be familiar with standard networking terms.

MARKETING PROGRAMS
------------------

     The Company understands the critical nature of creating end-user awareness for its products and capabilities. The Company's marketing programs in 1996 and planned marketing programs for 1997 continue to focus on channel, ISP, and end-user awareness through: direct mail campaigns; targeted advertising; significant educational and product announcement activities; public relations; seminar programs; electronic advertising mediums such as the Internet, and regional and large, national industry trade shows. These programs are intended to enhance brand name recognition for the Company and its products with end-users, generate sales leads for the Company's field sales force and the Company's resellers, and support the sales efforts of its resellers. In the future, the Company plans to devote more time and money to branding of the OpenROUTE Networks nameplate. In conjunction with the creation of OpenROUTE Networks, the Company launched a new, colorful logo that will play a key role in the corporate campaign.

WORLD WIDE WEB SITE DEVELOPMENT
-------------------------------

     To better communicate its messages, the Company is making a major commitment to the World Wide Web. Since deploying its World Wide Web site in 1995, the Company has continued to enhance and improve the site. The current site includes a wide range of Company information such as corporate information, product information, investor information, business partners, etc. To further improve its Web site, the Company intends to launch a new "business oriented" site that is more closely tied to the Company's Remote Access business. The new site, currently under construction, is found at URL http://www.openroute.com. The Company is committed to using its Internet site as an important factor for its business. In the near future, the Company also plans to use the Internet for electronic commerce. To implement the new site, the Company is using the outside resources of a web development vendor.

INVESTOR RELATIONS PROGRAMS
---------------------------

     The Company's marketing efforts also include an Investor Relations program that encompasses a wide range of activities. On a daily basis, the Company has communications personnel available to speak with current investors, investor prospects, buy-side and sell-side analysts, portfolio managers, and others interested in the Company's finances and products. The Company also conducts an outreach program to present its business story to security analysts. These analyst forums are typically conducted by the Company's Chief Executive Officer. Venues have included New York City, San Francisco, and Boston. During 1997, the Company expects to continue to leverage its marketing efforts through these analyst forums. The Company also conducts regular quarterly conference calls with Wall Street securities analysts and makes its senior executives available for on-site visits. Other investor relations activities include the Company's annual meeting, annual report, financial reports, etc. The Company recently launched a new service called "Shareholder direct." This telecommunications-based service features a toll-free number for inbound callers. Interested parties can hear recorded messages and retrieve documents at no charge. The Company has instituted this service in lieu of quarterly mailings. The Company believes this new system gives interested parties better and faster access to financial statements and recent press announcements. The Company also makes investor relations information available through its World Wide Web site. The Company's Web site can be reached at http://www.proteon.com or http://www.openroute.com.

VARs/ISPs
---------

     The Company continues to reinforce its long-standing commitment to indirect sales channels with the Premier Access and Internet Access Partner Program.
This is an ongoing cooperative effort designed to increase sales opportunities for the hundreds of value added resellers (VARs) and ISPs that currently carry the Company's product line, and expand the Company's reach into new geographical regions.

     Under the program, partners have a direct relationship with the Company, but may continue to procure products through distribution. Access Partners are authorized to sell all the Company's solutions, which currently includes products for Internet access, Small Office/Home Office Access, Branch Office Access, Shared Remote Access Routing and Local Access Token Ring and Ethernet switching, hubs and adapters.

     Access Partners have to meet certain criteria in order to qualify for the program. Once qualified, this group of partners is eligible for co-op funding on all products purchased. The Company also provides training, evaluation, and beta testing programs exclusively to these partners. The new plan creates one partner program for all classifications of resellers including network integrators, VARs, Internet service providers, national integrators, and systems integrators. The Company works with its sales partners to guarantee geographical and product exclusivity for partner products and provides free sales and technical training. The Company also participates in joint sales calls and provides its partners with qualified sales leads by territory. Access Partners also receive early access to new products and technical information, and are eligible for a demonstration/evaluation equipment program.

FIELD SALES FORCE
-----------------

     The Company's field sales force is primarily responsible for providing sales support and training to the Company's systems integrators, OEMs, ISPs, VARs, telecommunications carriers, and distributors. In 1996, the Company focused a portion of its sales force on direct presence at end-user sites with the goal of providing awareness to the end-user of Proteon and OpenROUTE Networks' products and the development of leads to support its reseller partners. The field sales force has a number of offices in the United States, and international offices in London, Singapore, North Sydney, Tokyo, Toronto, Paris, Kelkheim, and Hong Kong.


SYSTEMS INTEGRATORS AND OEMS
----------------------------

     Proteon and OpenROUTE Networks sell networking products primarily through a large number of systems integrators and OEMs. These organizations typically have technical expertise and an installed customer base in either telecommunications or computer communications, and are experienced in the sale and support of complex networking solutions.

DISTRIBUTORS
------------

     Proteon sells a substantial portion of its Token Ring and Ethernet adapter and intelligent hub and wirecenter products in North America to a number of distributors, which usually resell to resellers and dealers, including several national chains. Typically, distributors market Proteon's Token Ring and intelligent hub products to dealers, whereas VARs sell the complete product line, including routers, to end-users. The Company's distributors include Ingram Micro and Tech Data. The Company also decided to initiate programs to sell its router and switch products through distributors. As a result of this initiative, certain distributors will carry OpenROUTE Networks' internetworking products and service the needs of VARs and other types of system integrators. The Company believes this new sales distribution channel for internetworking products will broaden the accessibility of its products.

INTERNATIONAL SALES
-------------------


     The Company's products are currently marketed, sold and serviced internationally by over 60 distributors, VARs, and OEMs. These resellers have generally non-exclusive agreements applying to a country-wide territory. In 1996, international sales accounted for 38.3% of net sales. In 1995, the number was 35.7%. In 1994, the number was 35.3%.

CUSTOMER SUPPORT AND SERVICE
----------------------------


     The Company's customer service organization provides a comprehensive suite of service and support programs for resellers and end-users. The underlying philosophy of the Company is to provide end-users with alternatives for acquiring services for their networking requirements. The Company's users have the option of contracting directly with the Company, or with a number of Company supported service providers, enabling them to choose the service model that best complements their business model.

     Proteon and OpenROUTE Networks' product warranties range from 90 days for software products to a Lifetime Hardware Warranty for network adapter cards. The service offerings consist of technical support (remote and on-site), maintenance contracts, hardware and software upgrades, product exchange, spares, depot repair, and professional services.

     The Company significantly enhanced its service capabilities when it announced a joint support agreement with IBM. The agreement further strengthened the Company's ability to provide on-site support across the United States and Canada. The three-year agreement pairs IBM's service and support resources with OpenROUTE Networks' comprehensive line of multiprotocol internetworking systems to provide users with more options in servicing their growing, mission-critical networks.

     Under the terms of the agreement, OpenROUTE Networks' customers will be able to choose from multiple on-site support options. OpenROUTE Networks' expects its own customer service unit to handle most U.S. requirements. When on-site support is required, OpenROUTE Networks will contact IBM's national dispatch center and make all necessary arrangements. OpenROUTE Networks will continue to be responsible for problem resolution. IBM provides direct support for Canadian maintenance requirements, including telephone support, equipment exchange, and on-site service. While OpenROUTE Networks provides second and third level technical support, IBM Canada maintains ownership through problem resolution.


RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------


     Management believes the Company's future success depends in large part upon timely enhancement of existing products and the development of new products that not only maintain technological excellence, but also improve the capabilities, efficiency, and cost-effectiveness of the end-users' data communications networks. The Company is developing new products to improve price/performance ratios, enhance its network management capabilities, simplify ease of use, network security and ensure interoperability with other vendors' standards-based products. The Company is also helping to define and support emerging industry standards that underly the use of new technological capabilities. The Company is currently participating in a variety of Internet Engineering Task Force
(IETF) working groups, and the IEEE 802.5 and 802.12 subcommittees.

     The Company believes it is essential to work cooperatively with other organizations that have complementary technologies. Significant relationships have been developed with IBM, Motorola ISG, Digital Equipment Corp., Yokogawa Digital Computer Corp. (Japan), Plaintree Systems, AT&T, and TELDAT,
S.A. of Spain. The Company believes that interoperability with other vendors' networking products will be of increasing importance in the future. The Company expends considerable efforts on interoperability to increase market acceptance of its products.

     The Company's laboratories conduct ongoing interoperability tests with IBM and other vendors' products. In several cases, development partners provide reciprocal testing. To pursue broader interoperability, Proteon, in 1992, helped found the University of New Hampshire Token Ring Interoperability Laboratory, and joined other vendors in the Token Ring Interoperability Laboratory (TRIL).

     In 1996, 1995, and 1994, the Company's research and product development expenditures were $9,353,000, $8,802,000, and $11,162,000, respectively. All of the Company's expenditures for hardware and software research and development costs have been expensed as incurred.


MANUFACTURING
-------------

     The Company's manufacturing operations primarily consist of assembly, testing and quality control of materials, components, subassemblies, and systems. The Company has developed a strategic relationship with SCI Systems
(SCI), a major subcontract manufacturer with access to cost-effective, high volume manufacturing, distribution, and repair capability worldwide. SCI manufactures a majority of the Company's board assemblies for its router, hub, and adapter card product lines. The Company believes that in the event of an interruption in manufacturing at SCI, alternative subcontractors could be brought on line quickly. However, such a transition could result in production delays which might adversely affect the Company's business. The Company also subcontracts board assemblies with other local vendors for lower volume products. Proteon and OpenROUTE Networks does some final assembly and testing of its intelligent hubs and routers at its Westborough, Massachusetts manufacturing facility. A repair depot and logistic operation is also located at Westborough, coordinating global service requirements for all products.

     In the fall of 1996, the Company's manufacturing facilities were consolidated into Company headquarters at 9 Technology Drive. The Company has since undertaken efforts to sub-lease its now unused manufacturing space, and expects to do so in the near future.

INTELLECTUAL PROPERTY RIGHTS
----------------------------

     The Company was granted a patent on February 18, 1992, for its Token Ring synchronization technology, commonly referred to as JitterBuster. On July 21, 1992 the Company was granted a patent for Token Ring Equalizer. Each of these patents has a life of 17 years from the date of grant.

     Currently, Proteon relies principally upon a combination of contractual rights, trade secrets, and copyright laws to establish and protect its proprietary rights in its products. The Company believes that, because of the rapid pace of technological change in the data communications and computer industries, the legal protection for its products is a less significant factor in the Company's success than the knowledge, ability, and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

     Certain technology used in the Company's products is licensed by the Company from third parties, generally on a non-exclusive basis. These license agreements generally require the Company to pay royalties (certain of these license agreements include minimum royalty requirements) and to fulfill confidentiality obligations in order to maintain the licenses. One of the Company's license agreements is an exclusive license for a portion of the software incorporated in the Company's bridging routers. In order to maintain the exclusivity of this license, the Company must make minimum annual royalty or other payments in addition to those required to maintain the license. The sum of these payments for each year is relatively insignificant to the Company. The maximum royalties payable under this license are limited in accordance with a formula. Generally, if the Company does not pay minimum royalties or make other minimum payments each year under this license, the license may be terminated. Absent a breach of this license agreement by the Company, the license may be continued indefinitely at the Company's option. The termination of this license would have a material adverse effect on the Company's operations because the technology licensed under this agreement is included in the software incorporated in the Company's bridging router products, which provide a significant portion of the Company's revenues.


RISK FACTORS
------------
     In this 10K, under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995, Proteon, Inc. makes forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual future results to differ materially are the level of acceptance of Proteon's and OpenROUTE Networks' products in the marketplace; the company's ability to generate revenue across all existing product lines; future reventues generated by the licensing of OpenROUTE software; general competitive pressures in the marketplace; the company's ability to sign agreements with reseller partners including both Premier Access Partner VARs and Internet Service Providers (ISPs); the ability to sign OEM agreements; and continued overall growth in the networking industry. Risk factors are listed in the company's annual report, Form 10-K, Form 10-Q, and other filings with the Securities and Exchange Commission.

TECHNOLOGICAL CHANGE, NEW PRODUCTS AND INDUSTRY STANDARDS
---------------------------------------------------------

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

     As the deployment of networks mature, four recent trends continue to develop: networking of remote sites to the headquarters office via remote access routers; reduction of network congestion with the implementation of local area networks (LAN's); segmentation using various switching technologies; and the push by businesses of all sizes and individuals to connect their systems and networks to the Internet.

     The Company is still in the process of repositioning itself from a company emphasizing deployment of Token Ring solutions to one that is focused on network access - or shared access. The Company's overall business strategy is to provide leading edge product solutions in this market segment.

     The market for the Company's products is characterized by rapidly changing technology, new product introductions and a multiplicity of current and evolving industry standards. Accordingly, the Company believes that its future success will depend on (1) its continuing ability to enhance and expand its existing products; (2) to develop or private label other manufacturer's technology; and
(3) introduce in a timely fashion new products which incorporate new technologies, conform to standards, and achieve market acceptance.

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

INTELLECTUAL PROPERTY
---------------------

     Currently, the Company relies principally upon a combination of contractual rights, trade secrets, and copyright laws to establish and protect proprietary aspects of its products. The Company believes that, because of the rapid pace of technological change in the data communications and computer industries, legal protection for its products is a less significant factor in the Company's success than the knowledge, ability, and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. However, should a successful challenge be mounted against the rights of the Company in and to its intellectual property, by allegations of infringement on the rights of others or for any other reason, the Company's business, operations and finances could be adversely affected. Certain technology used in the Company's products is licensed by the Company from third parties. The termination of certain of these licenses would have a material adverse effect on the Company's operations.

INTERNETWORKING SOFTWARE LICENSING
----------------------------------

     OpenROUTE(TM), the Company's world class internetworking software suite, is the foundation of the Company's high performance local and remote access internetworking products. All of the Company's internetworking products ship with some variant of this software technology installed. The Company licenses this software to other providers of internetworking products.

     The market for routers and bridges is dominated by Cisco Systems. The Company's intent, as a smaller participant, is to: develop innovative new products for emerging niche markets with superior performance characteristics and cost effectiveness; license its proprietary router software source code to major manufacturers for use in their routing and bridging products; identify markets for its routing, bridging and shared access products; and develop and market products which have the features desired by the market and interoperate with the products manufactured by the major industry participants.

     While the Company has had some success in implementing this strategy, there can be no assurance that this strategy will prove to be the correct one for the future. Similarly, there can be no assurance that the Company has chosen the right products for development, that it will be able to develop and produce the chosen products, or that those products will gain acceptance in the marketplace. In addition, while each router source code license sale can produce significant revenue, there is a limited market of customers for the Company's router source code and each license draws heavily on the Company's engineering resources.

     Failure by the Company to identify new licensing prospects, to continue to make such licensing arrangements, or to be able to support the sales made to date would have an adverse effect on the Company's operations. Additionally, as routing technology progresses, the Company may be required to modify its routing and bridging software to maintain compatibility with various standards and interoperability with other manufacturers router products. Failure by the Company to maintain such compatibility, interoperability, and technical competencies could adversely affect the Company's business, operations and finances.

     It is the Company's intention to rely less on software licensing as an overall source or revenue. The Company also expects that in future months certain revenue streams from IBM and Digital Equipment Corp. will diminish and end. The loss of these revenue streams could adversely affect future results unless the Company generates revenues from other products.

COMPETITION
-----------

     The data communications, networking, and computer industries are highly competitive and characterized by rapidly changing technology and evolving industry standards. These advances result in frequent new product introductions, increased capabilities and improvements in the relative price/performance of networking products. As a competitor in the networking industry, Proteon believes that one of the keys to success will be making networks more accessible to a broader base of customers. The Company is committed to open, standards-based products, innovative solutions to customer requirements for reliable and high performance networks, a favorable price/performance ratio, ease of installation, security, interoperability and ease of use. There is no guarantee that the Company will be able to fully succeed against the competition.

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

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

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

VARIABILITY OF QUARTERLY OPERATING RESULTS
------------------------------------------

     The Company's quarterly operating results may vary significantly depending upon factors such as the timing of new product announcements and releases by the Company and its competitors, the timing of significant orders, the mix of products sold, and the mix of distribution channels through which the products are sold. In addition, substantially all of the Company's sales in each quarter result from orders booked in that quarter. Consequently, if sales do not close in any quarter as anticipated, the Company's results of operations for that quarter would be adversely affected. Further, the Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected.

METHOD OF DISTRIBUTION
----------------------

     The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of large systems integrators, OEMs, VARs, and distributors. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller, Ingram Micro, accounted for approximately 14%, 12%, and 11%, of the Company's sales in 1996, 1995, and 1994, respectively, and a second reseller, Tech Data, accounted for approximately 14% and 10% of the Company's sales in 1996 and 1995, respectively.

     There can be no assurance that the Company has selected appropriate channels of distribution for its products or that existing resellers will dedicate adequate resources to sales of the Company's products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.

MARKETING, SALES AND CUSTOMERS
------------------------------

     End-users of the Company's products have typically been organizations with critical applications requiring connectivity integrating their branch offices or headquarters and wide area computing environments. OpenROUTE Networks' marketing and distribution strategy is to reach these end-users primarily through an indirect sales channel comprised of selected large systems integrators, Internet Service Providers, original equipment manufacturers (OEMs), value added resellers (VARs), and distributors with experience in network integration and reputation for excellent service. In addition, the Company's strategy includes increased presence of its sales force in end-user sites. In some cases, the Company will sell directly to an end user. However, this accounts for a very small percentage of overall sales.

     There can be no assurance that the Company has correctly formulated its end-user profile or selected appropriate methods of marketing and selling its products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.


LIQUIDITY
---------

     The Company's management believes that its cash, cash equivalents, and marketable securities will satisfy its expected working capital and capital expenditure requirements through the next twelve months. Significant reductions in revenue could cause adverse effects on cost and the ability to finance operations.

INTERNATIONAL SALES, REGULATORY STANDARDS AND CURRENCY EXCHANGE
---------------------------------------------------------------

     International sales accounted for 38.3%, 35.7%, and 35.3% in 1996, 1995, and 1994, respectively, of the Company's net sales. The Company expects that international sales will continue to be a significant portion of the its business. Foreign regulatory bodies often establish standards different from those in the United States, and the Company's products are designed generally to meet those international standards. The inability of the Company to design products in compliance with such foreign standards could have an adverse effect on the Company's operating results. The Company's international business may be affected by changes in demand resulting from fluctuation in currency exchange rates as well as by risks such as tariff regulations and difficulties in obtaining export licenses.

SHARES ELIGIBLE FOR FUTURE SALE
-------------------------------

     Approximately 15,428,000 outstanding shares of Common Stock are now freely tradable on the open market. A total of 522,604 shares are exercisable under vested options as of December 31, 1996, and the shares issuable upon exercise of any such option will be tradable or eligible for sale in the public market pursuant to a registration statement, or Rule 144 or Rule 701 under the Securities Act. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

POSSIBLE VOLATILITY OF STOCK PRICE
----------------------------------

     Based on the recent trading of the Company's stock, the Company believes factors such as announcements of new products by the Company or its competitors, quarterly variations in financial results, or other events could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced volatility which has particularly affected the market prices for many high technology companies' stock and which often has been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's Common Stock.

CERTAIN CHARTER AND BY-LAW PROVISIONS
-------------------------------------

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


EMPLOYEES
---------

     As of December 31, 1996, the Company employed a total of 193 persons, including 63 in sales, marketing and customer support, 53 in engineering and product development,

55 in manufacturing, and 22 in finance and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its employee relations are in good standing.


REGISTERED TRADEMARKS
---------------------

     Proteon, OpenROUTE, TokenVIEW and ProNET are registered trademarks and JitterBuster CNX 600, CNX 500, CNX 400, DNX 350, DNX 300, RapiDriver, OneVIEW, and OverVIEW are trademarks of Proteon. Ethernet is a registered trademark and XNS is a trademark of Xerox Corporation. IBM and NetView are registered trademarks and SNA is a trademark of IBM. Motorola is a trademark of Motorola, Inc. AMD is a trademark of Advanced Micro Devices, Inc. AT&T is a trademark of AT&T.

                               ITEM 2. PROPERTIES

     The Company's principal administrative, marketing, manufacturing and product development facilities are located in one building in Westborough, Massachusetts and occupy a total of approximately 42,000 square feet as of December 31, 1996. The Company occupies these facilities under an agreement which expires in April 2002. In addition, the Company leases 11 sales and support offices elsewhere in the United States and abroad. The Company believes that its existing facilities are adequate for its current needs.


                            ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is a party to any material legal proceedings nor is any property of the Company or its subsidiaries the subject of material legal proceedings.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

                     ITEM 5. MARKET FOR PROTEON COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

     The section entitled "Stock Price History" on page __ of the 1996 Annual Report is incorporated herein by reference.


                         ITEM 6. SELECTED FINANCIAL DATA

     The table entitled "Selected Consolidated Financial Data" contained on page __ of the 1996 Annual Report is incorporated herein by reference. The table should be read in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in the 1996 Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations on pages __ through __ of the Annual Report.


                         ITEM 7. MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages __ through __ of the 1996 Annual Report is incorporated herein by reference.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Accountants" contained on pages __ through __ of the 1996 Annual Report are incorporated herein by reference.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                   OF PROTEON

     The sections entitled "Information About The Executive Officers," "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's 1997 Proxy Statement which the Company intends to file with the Securities and Exchange Commission on or about April 11, 1997 are incorporated herein by reference.


                         ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Compensation of Directors and Executive Officers" contained in the 1997 Proxy Statement (except for those portions entitled "Certain Relationships and Related Transactions", "Information About the Executive Officers", "Compensation Committee Report on Executive Compensation", "Compensation Committee Report on Option Repricing", and "Comparison of Cumulative Total Return Since Initial Public Offering among Proteon, Inc., NASDAQ Stock Market and H & Q Communication Section Index") is incorporated herein by reference.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Principal Shareholders" contained in the 1997 Proxy Statement is incorporated herein by reference.


                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

     The section entitled "Certain Relationships and Related Transactions" contained in the 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV

                    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS,
                        SCHEDULE, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedule, and Exhibits

     The financial statements, schedule, and exhibits listed below are filed as part of this Report:

                                                                              Sequentially
                                                                              Numbered Page
                                                                              -------------

1. Financial statements (Data incorporated by reference from the attached 1996 Annual Report to the shareholders of Proteon, Inc.):

      Consolidated Balance Sheets as of December 31, 1996 and 1995                 ___

      Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994                                             ___

      Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1996, 1995 and 1994                                             ___

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994                                             ___

      Notes to Consolidated Financial Statements                                   ___

      Report of Independent Accountants                                            ___

2.   Schedule:

      II   Valuation and Qualifying Accounts                                        __


     Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes submitted.

3.   Exhibits:

         Exhibit
         Number                      Description
         ------                      -----------

         (3.1)             Restated Articles of Organization as Amended
         (3.3)             By-Laws, as amended and restated
         (4.1)             Article 4 of the Restated Articles of Organization, (See Exhibit 3.1)
         (4.2)             Form of Common Stock Certificate
         (10.1)            Agreement to Manufacture, dated December 1, 1988 between the
                           Registrant and SCI Manufacturing, Inc.
         (10.3)            Purchase Agreement, dated December 1, 1990 between the
                           Registrant and Texas Instruments, Inc.
         (10.4)            Software License Agreement, dated January 1, 1990 between the
                           Registrant and Noel Chiappa
         (10.5)*           1991 Restated Stock Option Plan
         (10.6)*           1988 Nonqualified Stock Option Plan
         (10.7)*           Restated Employee Stock Award Plan
         (10.8)*           Consulting Agreement, dated August 31, 1989 between the
                           Registrant and David Clark
         (10.9)            Form of Indemnification Agreement.  An Indemnification Agreement was
                           entered into by and  between the Registrant and each of:
                           David Allen, Steven J. Bielagus, Daniel J. Capone, Jr., David Clark,
                           Robert J. Connaughton Jr., Joe Grillo, Jeffrey B. Low, Julius Marcus,
                           Howard C. Salwen, L.J. Sevin, and certain other former
                           Directors and Executives.  Although the agreements were executed on various dates, each is the same as the Form of Indemnification
                           Agreements in all material respects and details, and therefore the individual agreements are not filed herewith.
         (10.10)           Amendment dated April 18, 1991 to Agreement to Manufacture, dated
                           December 1, 1988 between the Registrant and SCI Manufacturing, Inc.
         (10.11)*          Executive Compensation Arrangements Not Set Forth in Formal
                           Documents
         (10.12)*          Consulting Agreement, dated August 25, 1993, between the
                           Registrant and Howard Salwen
         (10.13)*          Employment Agreement, dated February 25, 1994, between
                           Registrant and Joseph A. DiGiantommaso
         (10.14)*          Employment Agreement, dated March 18, 1994, between the
                           Registrant and Steven J. Bielagus
         (10.15)*          Employment Agreement, dated June 27, 1994 between the
                           Registrant and Daniel J. Capone, Jr.
         (10.16)           Lease Agreement dated December 19, 1994 between the Registrant and WCB Twenty Limited Partnership
         (10.17)           Lease Agreement dated December 1, 1994 between the Registrant and John Hancock Mutual Life Insurance Company
         (10.18)*          Letter Agreement dated March 2, 1995, between the Registrant and
                           Jeffrey B. Low
         (10.19)*          Letter Agreement dated April 11, 1995, between the Registrant and
                           Bruce W. Lichorowic
         (10.20)*          Severance Compensation Agreement dated October 11, 1995
                           between the Registrant and Daniel J. Capone, Jr.


         Exhibit
         Number                      Description
         ------                      -----------


         (10.21)*          Severance Compensation Agreement dated October 11, 1995
                           between the Registrant and Joseph A. DiGiantommaso
         (10.22)*          Severance Compensation Agreement dated October 18, 1995
                           between the Registrant and Steven J. Bielagus
         (10.23)*          Severance Compensation Agreement dated October 30, 1995
                           between the Registrant and Jeffrey B. Low
         (10.24)*          Severance Compensation Agreement dated November 15, 1995
                           between the Registrant and Bruce W. Lichorowic
         (10.25)*          Employment Separation Agreement dated February 9, 1996 between the Registrant and Bruce W. Lichorowic
         (10.26)*          Employment Agreement, dated January 4, 1996 between the
                           Registrant and Robert J. Connaughton, Jr.
         (10.27)*          Employment Agreement, dated March 11, 1996 between the
                           Registrant and William T. Greer
         (10.28)*          Severance Compensation Agreement dated March 11, 1996
                           between the Registrant and William T. Greer
         (10.29)*          Employment Agreement, dated October 16, 1996 between the
                           Registrant and Robert J. Connaughton, Jr.
         (10.30)*          Severance Compensation Agreement dated October 21, 1996
                           between the Registrant and Robert J. Connaughton, Jr.
         (11)              Statement RE:  Computation of Per Share Earnings
         (13)              The Annual Report to Stockholders of the Company for the fiscal year ended December 31, 1996 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not
                           deemed "filed" as part of this Form 10-K)
         (21)              Subsidiaries of the Registrant
         (23)              Consent of Coopers & Lybrand L.L.P.
         (27)              Financial Data Schedule


* Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit to this Form 10-K.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Proteon, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                      PROTEON, INC.
                                      (Registrant)

March 27, 1997                        By: /s/ Daniel J. Capone, Jr.
                                      -----------------------------
                                      Daniel J. Capone, Jr.
                                      President & Chief Executive Officer
                                      (principal executive officer)
                                      Authorized Signatory

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

March 27, 1997                        By: /s/ Robert J. Connaughton, Jr.
                                      -----------------------------
                                      Robert J. Connaughton, Jr.
                                      Vice President, Finance and Administration
                                      Chief Financial Officer
                                      Treasurer and Clerk
                                      (principal financial officer)

March 27, 1997                        By: /s/ David Clark
                                      -----------------------------
                                      David Clark, Director

March 27, 1997                        By: /s/ Julius Marcus
                                      -----------------------------
                                      Julius Marcus, Director

March 27, 1997                        By: /s/ Howard C. Salwen
                                      -----------------------------
                                      Howard C. Salwen, Director

March 27, 1997                        By: /s/ L.J. Salwen
                                      -----------------------------
                                      L.J. Salwen, Director

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Proteon, Inc.:

Our report on the consolidated financial statements of Proteon, Inc. has been incorporated by reference in the Form 10-K from page 30 of the 1996 Annual Report to Shareholders of Proteon, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 35 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                       /s/ COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 11, 1997

                                                                    SCHEDULE II


                                  PROTEON, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                             Balance at              Uncollectible     Balance at
   Allowance for                     Beginning       Provision         Accounts          End of
 Doubtful Accounts                   of Period      for Bad Debt      Written Off        Period
-------------------------------------------------------------------------------------------------
 Year ended December 31, 1996          $889,276      $      -         $(217,521)       $671,755

 Year ended December 31, 1995           887,524             -             1,752         889,276

 Year ended December 31, 1994           419,393       348,000           120,131         887,524



                                  EXHIBIT INDEX

Exhibit                                                                                Sequentially
Number                              Description                                        Numbered Page
------                              -----------                                        -------------

(3.1)    Restated Articles of Organization as Amended*(c) (filed as Exhibit 3.1)
(3.3)    By-Laws, as amended and restated, of the Registrant * (a)
         (filed as Exhibit 3.3)
(4.1)    Article 4 of the Restated Articles of Organization, (See Exhibit 3.1)
(4.2)    Form of Common Stock Certificate * (b) (filed as Exhibit 4.2)
(10.1)   Agreement to Manufacture, dated December 1, 1988 between the
         Registrant and SCI Manufacturing, Inc. * (a) (filed as Exhibit 10.2)(+)
(10.3)   Purchase Agreement, dated December 1, 1990 between the Registrant and Texas Instruments, Inc. * (a) (filed as Exhibit 10.4) (+)
(10.4)   Software License Agreement, dated January 1, 1990 between the
         Registrant and Noel Chiappa * (a) (filed as Exhibit 10.5) (+)
(10.5)   1991 Restated Stock Option Plan * (d) (filed as Exhibit 19.1)
(10.6)   1988 Nonqualified Stock Option Plan * (a) (filed as Exhibit 10.7)
(10.7)   Restated Employee Stock Award Plan * (a) (filed as Exhibit 10.8)
(10.8)   Consulting Agreement, dated August 31, 1989 between the Registrant and David Clark * (a) (filed as Exhibit 10.11)
(10.9)   Form of Indemnification Agreement.  An Indemnification Agreement
         was entered into by and between the Registrant and each of:
         David Allen, Steven J. Bielagus, Daniel J. Capone, Jr., David Clark,
         Robert J. Connaughton Jr., Jeffrey B. Low, Julius Marcus,
         Howard C. Salwen, L.J. Sevin, and certain other former Directors and Executives. Although the agreements were executed on various dates, each is the same as the Form of Indemnification Agreements in all material respects and details, and therefore the individual agreements are not filed herewith. * (a) (filed as Exhibit 10.17)
(10.10)  Amendment dated April 18, 1991 to Agreement to Manufacture, dated
         December 1, 1988 between the Registrant and SCI Manufacturing, Inc.
         * (a) (filed as Exhibit 10.24)
(10.11)  Executive Compensation Arrangement Not Set Forth in Formal Document*
         (e) (filed as Exhibit 10.26)
(10.12)  Consulting Agreement, dated August 25, 1993, between the Registrant and
         Howard Salwen * (f) (filed as Exhibit 10.1)
(10.13)  Employment Agreement, dated February 25, 1994, between Registrant and
         Joseph A. DiGiantommaso *(h) (filed as Exhibit 10.2)
(10.14)  Employment Agreement, dated March 18, 1994, between the Registrant and
         Steven J. Bielagus * (h) (filed as Exhibit 10.3)
(10.15)  Employment Agreement, dated June 27, 1994 between the Registrant and
         Daniel J. Capone, Jr. * (i) (filed as Exhibit 10.4)
(10.16)  Lease Agreement dated December 19, 1994 between the Registrant and WCB
         Twenty Limited Partnership * (j) (filed as Exhibit 10.31) (10.17) Lease
         Agreement dated December 1, 1994 between the Registrant and John
         Hancock Mutual Life Insurance Company * (j) (filed as Exhibit 10.32)


                                  EXHIBIT INDEX

Exhibit                                                                                 Sequentially
Number                      Description                                                 Numbered Page
------                      -----------                                                 -------------

(10.18)  Letter Agreement dated March 2, 1995, between the Registrant and Jeffrey B.
         Low * (j) (Filed as Exhibit 10.33)
(10.19)  Letter Agreement dated April 11, 1995, between the Registrant and Bruce W.
         Lichorowic * (k) (Filed as Exhibit 10.1)
(10.20)  Severance Compensation Agreement dated October 11, 1995 between the
         Registrant and Daniel J. Capone, Jr.* (l) (Filed as Exhibit 10.20)                     40
(10.21)  Severance Compensation Agreement dated October 11, 1995 between the
         Registrant and Joseph A. DiGiantommaso* (l) (Filed as Exhibit 10.21)                   51
(10.22)  Severance Compensation Agreement dated October 18, 1995 between the
         Registrant and Steven J. Bielagus* (l) (Filed as Exhibit 10.22)                        65
(10.23)  Severance Compensation Agreement dated October 30, 1995 between the
         Registrant and Jeffrey B. Low* (l) (Filed as Exhibit 10.23)                            79
(10.24)  Severance Compensation Agreement dated November 15, 1995 between the
         Registrant and Bruce W. Lichorowic* (l) (Filed as Exhibit 10.24)                       92
(10.25)  Employment Separation Agreement dated February 9, 1996 between the
         Registrant and Bruce W. Lichorowic* (l) (Filed as Exhibit 10.25)                      106
(10.26)  Employment Agreement, dated January 4, 1996 between the Registrant and
         Robert J. Connaughton, Jr.
(10.27)  Employment Agreement, dated March 11, 1996 between the Registrant and
         William T. Greer
(10.28)  Severance Compensation Agreement dated March 11, 1996 between the Registrant and William T. Greer
(10.29)  Employment Agreement, dated October 16, 1996 between the Registrant and
         Robert J. Connaughton, Jr.
(10.30)  Severance Compensation Agreement dated October 21, 1996 between the
         Registrant and Robert J. Connaughton, Jr.
(11)     Statement RE:  Computation of Per Share Earnings                                      112
(13)     The Annual Report to Stockholders of the Company for the fiscal year ended
         December 31, 1996 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange
         Commission and is not deemed "filed" as part of this Form 10-K)                      113
(21)     Subsidiaries of the Registrant                                                       149
(23)     Consent of Coopers & Lybrand L.L.P.                                                  150
(27)     Financial Data Schedule



          All exhibit descriptions followed by an asterisk and a letter in parentheses were previously filed with the Securities and Exchange Commission as Exhibits to, and are hereby incorporated by reference from, the following documents:
          (a) Registrant's Registration Statement on Form S-1 Registration No. 33-40073.
          (b) Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-A, File No. 0-19175.
          (c) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
          (d) Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1992.
          (e) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

          (f) Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993.
          (g) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
          (h) Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994.
          (i) Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.
          (j) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
          (k) Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995.
          (l) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


          All exhibit descriptions followed by a (+) indicate documents with respect to which confidential treatment has been granted.