Form 10-Q
period 1997-03-29
PROTEON INC/MA
filed 1997-05-13
CIK 874316

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            (MARK ONE)
            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 1997
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period ___________ to ____________.

                         Commission File Number 0-19175

                                  PROTEON, INC.
             (Exact name of registrant as specified in its charter)

                Massachusetts                                                04-2531856
(State of other jurisdiction of incorporation                  (IRS Employer Identification Number)
               or organization)

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

         -------------------------------       ---------------------------------
            YES                   X               NO
         -------------------------------       ---------------------------------


         Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of April 28, 1997.

         Common Stock, $0.01 par value                15,545,374
          (Title of each class)                   (Number of shares)


                              Page 1 of ____ pages.
                           Exhibit Index at page _____

                                  PROTEON, INC.
                                    Form 10-Q

                                QUARTERLY REPORT
                                 March 29, 1997

                                Table of Contents

                                                                            Page
Part I   Financial Information

         Item 1. Consolidated Balance Sheets
                 as of March 29, 1997 and December 31, 1996

                 Consolidated Statements of Operations for the three months ended March 29, 1997 and March 30, 1996

                 Consolidated Statements of Cash Flows for the three months ended March 29, 1997 and March 30, 1996

                 Notes to the Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8 - K

                                  Proteon, Inc.

                                             Consolidated Balance Sheets
                                                   (in thousands)

                                                       ASSETS
                                                                                March 29,         December 31,
                                                                                  1997                1996
                                                                               (unaudited)
                                                                                ---------         ------------
Current assets:
     Cash and cash equivalents                                                  $ 10,451            $ 16,612
     Marketable securities                                                         9,985               6,918
     Accounts receivable, net                                                      9,010               7,625
     Inventories                                                                   7,078               8,737
     Deposits and other assets                                                     1,094               1,085
                                                                                --------            --------
            Total current assets                                                  37,618              40,977
Property and equipment, net                                                        4,195               4,594
                                                                                --------            --------

            Total assets                                                        $ 41,813            $ 45,571
                                                                                ========            ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $  2,061            $  3,010
     Accrued compensation                                                            712               1,075
     Accrued expenses                                                              2,748               3,560
     Accrued restructuring cost                                                      873               1,661
     Accrued warranty                                                                957               1,074
                                                                                --------            --------
            Total current liabilities                                              7,351              10,380

Stockholders' equity:
     Preferred stock                                                                   -                   -
     Common stock                                                                    156                 156
     Capital in excess of par value                                               49,295              49,292
     Accumulated deficit                                                         (14,132)            (13,819)
     Accumulated translation adjustments                                             113                 177
     Less treasury stock, at cost                                                   (970)               (615)
                                                                                --------            --------
            Total stockholders' equity                                            34,462              35,191
                                                                                --------            --------

            Total liabilities and stockholders' equity                          $ 41,813            $ 45,571
                                                                                ========            ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                  Proteon, Inc.

                                        Consolidated Statements of Operations
                                             for the three months ended
                                        (in thousands, except per share data)
                                                  (unaudited)

                                                                  March 29,               March 30,
                                                                    1997                    1996
                                                                  ---------               ---------
Sales:
     Product                                                      $  7,592                $ 10,297
     Software licensing                                                508                   2,183
     Service and other                                               1,025                   1,538
                                                                  --------                --------
            Net sales                                                9,125                  14,018

Cost of sales:
     Product                                                         4,282                   5,685
     Software licensing                                                  -                     104
     Service and other                                                 587                     998
                                                                  --------                --------
            Cost of sales                                            4,869                   6,787

     Gross profit                                                    4,256                   7,231

Operating expenses:
     Research and development                                        1,577                   2,669
     Selling and marketing                                           2,587                   3,764
     General and administrative                                        584                   1,116
                                                                  --------                --------
            Total operating expenses                                 4,748                   7,549
                                                                  --------                --------

(Loss)/income from operations                                         (492)                   (318)
Interest income, net                                                   251                     459
                                                                  --------                --------

(Loss)/income before income taxes                                     (241)                    141
Provision for income taxes                                              72                       -
                                                                  --------                --------
Net (loss)/income                                                 $   (313)               $    141
                                                                  ========                ========

Net (loss)/income per common and common equivalent share          $  (0.02)               $   0.01
                                                                  ========                ========

Weighted average number of common shares outstanding                15,545                  15,741
                                                                  ========                ========



    The accompanying notes are an integral part of the consolidated financial statements.

                                  Proteon, Inc.

                                        Consolidated Statements of Cash Flows
                                             for the three months ended
                                                   (in thousands)
                                                     (unaudited)

                                                                       March 29,              March 30,
                                                                         1997                   1996
                                                                       ---------              ---------
Cash flows from operating activities:
     Cash received from customers                                      $  7,741               $ 16,444
     Cash paid to suppliers and employees                               (10,544)               (16,593)
     Interest received                                                      251                    464
     Interest paid                                                            -                     (5)
     Income taxes paid                                                      (21)                  (313)
                                                                       --------               --------
Net cash (consumed) by operating activities                              (2,573)                    (3)

Cash flows from investing activities:
     Proceeds from the sale of fixed assets                                   1                     76
     Capital expenditures                                                  (108)                  (495)
     Marketable securities sales                                              -                  4,863
     Marketable securities purchases                                     (3,067)                (6,648)
                                                                       --------               --------
Net cash used in investing activities                                    (3,174)                (2,204)

Cash flows from financing activities:
     Proceeds from the issuance of common stock                               3                     45
     Purchase of treasury stock                                            (354)                     -
                                                                       --------               --------
Net cash (used) provided by financing activities                           (351)                    45
     Effects of exchange rate changes on cash                               (63)                    24
                                                                       --------               --------
Net decrease in cash and cash equivalents                                (6,161)                (2,138)
Cash and cash equivalents at the beginning of year                       16,612                 25,829
                                                                       --------               --------
Cash and cash equivalents at the end of the period                     $ 10,451               $ 23,691
                                                                       ========               ========

Reconciliation of net income to net cash (consumed)
generated by operating activities:
     Net (loss) income                                                 $   (313)              $    141
                                                                       --------               --------

Adjustments to reconcile net income to net cash
(consumed) generated by operating activities:
     Depreciation and amortization                                          505                    841
     (Gain) loss on disposition of assets                                     1                    (72)
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                          (1,385)                 2,427
     Decrease (increase) in inventories                                   1,659                 (3,813)
     (Increase) in deposits and other assets                                 (9)                  (442)
     (Decrease) increase in payables and accrued expenses                (3,031)                   915
                                                                       --------               --------
Total adjustments                                                        (2,260)                  (144)
                                                                       --------               --------
Net cash (consumed) generated by operating activities                  $ (2,573)              $     (3)
                                                                       ========               ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                  PROTEON, INC.
             Notes to Consolidated Financial Statements, unaudited

Management's Opinion:

In the opinion of the management of Proteon, Inc. (the "Company"), the Company's consolidated financial position as of March 29, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 29, 1997 and March 30, 1996 , reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results for the interim periods presented. It is suggested that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report to Shareholders.

Utilization of Estimates:

To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In particular, the Company records reserves for estimated product returns and regarding the collectibility of accounts receivable. Actual results could differ from the estimates and assumptions used by management.

Inventories:

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

--------------------------------------------------------------------------------
(in thousands)                               March 29, 1997    December 31, 1996
--------------------------------------------------------------------------------
Raw materials                                        $  850               $1,373
Work in progress                                        581                  718
Finished goods                                        5,647                6,646
--------------------------------------------------------------------------------
Total inventories                                    $7,078               $8,737
--------------------------------------------------------------------------------

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

                                  PROTEON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales

Net sales for the quarter ended March 29, 1997 were $9,125,000 as compared with $14,018,000 for the quarter ended March 30, 1996, a decrease of $4,893,000, or 34.9%.

Product sales for the quarter ended March 29, 1997 were $7,592,000 as compared with $10,297,000 for the quarter ended March 30, 1996, a decrease of $2,705,000, or 26.3%. The Company's product sales are categorized as Remote Access, and Local Area Network (LAN). Prior to 1996, the Company analyzed and discussed revenue in two product categories: Internetworking Systems Division (ISD) and LAN Products Division (LPD). The Remote Access product category now includes Proteon's GlobeTrotter, Remote Branch Routers, CNX, and GT Access Manager product families. The Local Access product category includes Token Ring and Ethernet Switches, The CSX9OOE Switch Concentrator, Series 70 and Series 75 Stackable Hubs, Series 90 and S90 Boss Chassis Hubs, Ethernet Hubs, and Token Ring and Ethernet Adapter Cards.

Overall product sales results reflect our ongoing product transition from Corporate Enterprise and LAN product solutions to Remote Access products. Overall product revenue was down from a year ago for the quarter due to anticipated decreases in both our LAN products and our CNX Router categories. For the quarter ended March 29,1997, the decreases in LAN products net sales were due primarily to lower average selling prices and declining unit volumes of Adapter Cards, Switches and Hubs. The CNX reductions are due to planned reduction in CNX backbone Router units as the company shifts to remote access Routers. Although sales of units in the Remote Access category increased 108.9% from the first quarter of 1996, primarily due to GlobeTrotter sales, these increased volumes were not enough to offset the anticipated product revenue declines in the LAN products and Corporate Enterprise categories.

Software licensing revenue for the quarter ended March 30, 1997, was $508,000 compared to $2,183,000 for the quarter ended March 30, 1996, a decrease of $1,675,000, or 76.7%. This anticipated reduction in software licensing revenue is a result of the completion of the two major multi-year agreements with IBM and Digital Equipment Corporation. The Company expects that in future quarters software licensing revenue will continue to experience variability and decrease in total.

For the quarter ended March 29, 1997 service and other revenues decreased by $513,000 or 33.4%, to $1,025,000, as compared to $1,538,000 for the quarter ended March 30, 1996. These decreases were primarily due to the reduction in service spares and upgrades revenue worldwide, which supported CNX Router revenues.

Gross Profit

Total gross profit decreased as a percentage of net sales to 46.6% for the quarter ended March 29, 1997, from 51.6% for the quarter ended March 30, 1996. The decrease is primarily the result of decreased contributions to gross profit from highly profitable software licensing revenue. The Company's product gross profit decreased to 43.6% from 44.8% when compared to the same period in the prior year due primarily to declining unit margin and decreased volume in the token ring adapter card segment of the LAN product category. For the quarter, gross profit for software licensing was 100% versus 95.2% a year ago because of decreased engineering efforts related to existing agreements. For the quarter, gross profit from service and other sales increased to 42.7% from 35.1% a year ago due to reduced fixed costs associated with licensing revenues.

Research and Development

Research and development expenses were $1,577,000 or 17.3% of net sales for the quarter ended March 29, 1997, compared to $2,669,000 or 19.0% of net sales for the same period in the prior year. The decrease in expenses of $1,092,000 was primarily due to lower personnel and personnel related costs including decreased outside consulting expenses related to software licensing contracts and fewer customer funded development projects. The Company considers investments in research and development to be critical to future revenues and intends to manage these expenditures to focus on Remote Access products.

Selling and Marketing

Selling and marketing expenses were $2,587,000 or 28.4% of net sales for the quarter ended March 29, 1997, compared to S3,764,000 or 26.9% of net sales for the quarter ended March 30, 1996 a decrease of $1,178,000, or 31.3%. The decrease in expenses was due primarily to lower personnel and personnel-related costs as well as a reduction in advertising expenses for the three months ended March 29, 1997 when compared with the same respective period in 1996.

General and Administrative

General and administrative expenses were $584,000, or 6.4% of net sales for the quarter ended March 29, 1997, compared to $1,116,000 or 8.0% of net sales for the quarter ended March 30, 1996, a decrease of $532,000, or 47.7%. The decrease was due primarily to lower personnel and personnel related costs.

Provision for Income Taxes

For the quarter ended March 29, 1997, the Company recorded an income tax provision of $72,000 as a result of state income taxes and anticipated tax liabilities in its foreign subsidiaries.

Liquidity and Capital Resources

During the first three months of 1997, the Company consumed $2,573,000 of cash from operating activities. This cash consumption was due mainly to cash payments to suppliers, and cash payments for employees separation costs and other payments made as part of the restructuring of the business in the fourth quarter of 1996 exceeding cash received from customers. During the quarter ended
March 29, 1997, the cash impact from restructuring was $788,000. The remaining accrual of $873,000 as of March 29, 1997 will be paid during 1997.

Investing activities for the first three months consumed $3,174,000 due principally to the purchase of marketable securities. Financing activities consumed $351,000 due principally to the repurchase of treasury common stock.

The Company's management believes that its cash, cash equivalents and marketable securities will satisfy its expected working capital and capital expenditure requirements through the next twelve months.

Safe Harbor for Forward-Looking Statements

This Form 10-Q filing contains forward-looking statements within the measuring of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's future results remain difficult to predict and may be affected by the factors described below.

NEWLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 128, "Earnings per Share" and No. 129, "Disclosure of Information About Capital Structure." FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of per share data on an international basis. FAS 129 requires the disclosure of certain information about an entity's capital structure which would include a brief discussion of rights and privileges for securities outstanding. These standards will be effective for financial statements for periods ending after December 15, 1997. The Company is currently reviewing the adoption and impact of these standards, but does not expect them to have a material impact on the Company's results of operations or its financial position.

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

Proteon is positioning itself as a company focused on the network access market. Proteon views the network access market as having two segments ~ remote access and local access. Its current strategy is based upon concentration on the remote access market segment.

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

Manufacturing and Supply; Dependence on Suppliers

The Company's manufacturing operations primarily consist of assembly, testing and quality control of materials, components, subassemblies, and systems. SCI Systems (SCI), a major subcontract manufacturer with access to cost-effective, high volume manufacturing, distribution, and repair capability worldwide, and others manufacture the majority of Proteon's board assemblies for its router, hub, and adapter card product lines.

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

LAN Access

The Company continues to sell Token Ring Switches; intelligent hubs that provide connectivity and management of different network cabling schemes and LAN topologies; Ethernet hubs, the ProNET/E series, for the workgroup market segment; Token Ring hubs, the Serial 75 Stackable Hub family for building networked and extended workgroups; Token Ring adapters for physical connectivity and Token Ring signaling between a PC or workstation and LAN cabling; a multiport Token Ring PCI network adapter card; a line of Ethernet network adapter cards intended to provide a full range of solutions for the client/server marketplace. The company also seeks opportunities to leverage technology via licensing arrangements.

Internetworking Software

OpenROUTE(TM), Proteon's internetworking software suite, is the foundation of the Company's high performance remote access internetworking products. All of Proteon's internetworking products ship with this software technology installed. Also, Proteon licenses this software to other providers of internetworking products.

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

Competition

The data communications, networking and computer industries are highly competitive and characterized by rapidly changing technology and evolving industry standards. These advances result in frequent new product introductions, increased capabilities and improvements in the relative price/performance of networking products. As a competitor in the networking industry, Proteon believes one of the keys to success will be making networks more accessible to a broader base of customers. Proteon is committed to open, standards-based products, innovative solutions to customer requirements for reliable and high performance networks, a favorable price/performance redo, ease of installation and ease of use.

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

Method of Distribution

The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of Internet Service Providers ("ISPs"), Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and distributors. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller accounted for approximately 14%, 12% and 11%, of the Company's sales in 1994, 1995 and 1996, respectively, and a second reseller accounted for approximately 14 % and 10% of the Company's sales in 1996, and 1995, respectively.

There can be no assurance that the Company has selected appropriate channels of distribution for its products or that existing resellers will dedicate adequate resources to sales of the Company's products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.

Marketing, Sales and Customers

End users of Proteon's products have typically been organizations with critical applications requiring connectivity integrating their headquarters and wide area computing environments. Proteon's marketing and distribution strategy is to reach these end users primarily through an indirect sales channel comprised of Internet service providers ('ISPs"), OEMs, VARs, and distributors with experience in network integration and reputation for excellent service. In addition, the Company's strategy includes increased presence of Proteon's sales force in end-user sites.

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

International Sales, Regulatory Standards and Currency Exchange

International sales accounted for 38.3%, 35.7% and 35.1% in 1994, 1995 and 1996, respectively, of the Company's net sales and the Company expects that international sales will continue to be a significant portion of the Company's business. Foreign regulatory bodies continue to establish standards different from those in the United States, and the Company's products are designed generally to meet those standards. The inability of the Company to design products in compliance with such foreign standards could have an adverse effect on the Company's operating results. The Company's international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs and difficulties in obtaining export licenses.

Shares Eligible for Future Sale

Approximately 15,508,645 outstanding shares of Common Stock are now freely tradable on the open market. In addition, options to acquire an aggregate of 522,604 shares of Common Stock were vested as of December 31, 1996, and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

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


                                                     PROTEON, INC.


May 12,  1997                           By:  / s /by: Daniel J. Capone, Jr.
                                             -----------------------------------
                                             Daniel J. Capone, Jr.
                                             President & Chief Executive Officer
                                             (principal executive officer)


                                        By:  / s /by: Robert J. Connaughton, Jr.
                                             -----------------------------------
                                             Robert J. Connaughton, Jr.
                                             Chief Financial Officer,
                                             Vice President
                                             Treasurer and Clerk
                                             (principal financial officer)


                                        By:  / s /by: James M. Roller
                                             -----------------------------------
                                             James M. Roller
                                             Corporate Controller
                                             (principal accounting officer)

PART   II - OTHER INFORMATION

Item 1.     Legal Proceedings:
            Not applicable.

Item 2.     Changes in Securities:
            Not applicable.

Item 3.     Defaults upon senior Securities:
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders:
            Not applicable.

Item 5.     Other Information:
            Not applicable.

Item 6.     Exhibits and Reports on Form 8 - K:
(a)         Exhibits:  See Exhibits Index,  page  ____

(b)         Reports on Form 8 - K:
            The Company filed no reports on Form 8 - K with the Securities and Exchange Commission during the quarter ended March 29, 1997.

                                EXHIBIT INDEX

Exhibit                                                            Sequentially
Number                         Description                         Numbered Page
------                         -----------                         -------------

(3.1)   Restated Articles of Organization as Amended * (a)
        (filed as Exhibit 3.1 to registration statement)                xx
(3.3)   By-Laws, as amended and restated, of the Registrant * (b)
        (filed as Exhibit 3.3 to 1991 Form 10-K)                        xx
(4.1)   Article 4 of the Restated Article of Organization,
        (See 3.1 above)                                                 xx
(4.2)   Form of Common Stock Certificate * (c)
        (filed as Exhibit 4.2 to Form 10-Q)                             xx
(11)    Computation of Primary and Fully Diluted (Loss) Income
        per Share (electronic filing only)                              xx
(27)    Financial Data Schedule (electronic filing only)                xx

All exhibit descriptions followed by an asterisk and a letter in parentheses were previously filed with the Securities and Exchange Commission as Exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses corresponds, as set forth below:

(a) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(b) Registrant's Registration Statement on Form S-1 Registration No. 33-40073.

(c) Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996.

Where documents are incoporated by reference from previous filings, the Exhibit number of the document in that previous filing is indicated in parentheses after the incorporation by reference code.