Form 10-Q
period 1997-06-28
PROTEON INC/MA
filed 1997-08-12
CIK 874316

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           (MARK ONE)
           [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 1997
                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period ___________ to ____________.

                         Commission File Number 0-19175

                                 PROTEON, INC.
             (Exact name of registrant as specified in its charter)

                 Massachusetts                                               04-2531856
(State or other jurisdiction of incorporation                  (IRS Employer Identification Number)
                or organization)


                  Nine Technology Drive, Westborough, MA 01581
                    (Address of principal executive offices)

         Registrant's telephone number, including area code:  (508) 898-2800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

--------------------------------             -----------------------------------
    YES                  X                          NO
--------------------------------             -----------------------------------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of August 1, 1997

Common Stock, $0.01 par value                             15,307,089
   (Title of each class)                              (Number of shares)

                                 PROTEON, INC.
                                   Form 10-Q

                                QUARTERLY REPORT
                                 June 28, 1997

                               Table of Contents

Part I   Financial Information

    Item 1.  Consolidated Balance Sheets
             as of June 28, 1997 and December 31, 1996

             Consolidated Statements of Operations for the three and six months ended June 28, 1997 and June 29, 1996

             Consolidated Statements of Cash Flows for the six months ended June 28, 1997 and June 29, 1996

             Notes to the Consolidated Financial Statements

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Part II. Other Information

    Item 1.  Legal Proceedings
    Item 2.  Changes in Securities
    Item 3.  Defaults Upon Senior Securities
    Item 4.  Submission of Matters to a Vote of Security Holders
    Item 5.  Other Information
    Item 6.  Exhibits and Reports on Form 8-K

                                  Proteon, Inc.

                                            Consolidated Balance Sheets
                                                   (in thousands)

                                                       ASSETS
                                                                   June 28,             December 31,
                                                                     1997                   1996
                                                                 (unaudited)
                                                                 -----------            ------------
Current assets:
    Cash and cash equivalents                                     $ 10,546                $ 16,612
    Marketable securities                                            8,189                   6,918
    Accounts receivable, net                                        10,521                   7,625
    Inventories                                                      6,014                   8,737
    Deposits and other assets                                        1,113                   1,085
                                                                  --------                --------
           Total current assets                                     36,383                  40,977
Property and equipment, net                                          3,987                   4,594
                                                                  --------                --------
           Total assets                                           $ 40,370                $ 45,571
                                                                  ========                ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $  2,465                $  3,010
    Accrued compensation                                               593                   1,075
    Accrued expenses                                                 2,487                   3,560
    Accrued restructuring cost                                         552                   1,661
    Accrued warranty                                                   957                   1,074
                                                                  --------                --------
           Total current liabilities                                 7,054                  10,380

Stockholders' equity:
    Preferred stock                                                      -                       -
    Common stock                                                       156                     156
    Capital in excess of par value                                  49,295                  49,292
    Accumulated deficit                                            (15,265)                (13,819)
    Accumulated translation adjustments                                129                     177
    Less treasury stock, at cost                                      (999)                   (615)
                                                                  --------                --------
           Total stockholders' equity                               33,316                  35,191
                                                                  --------                --------
           Total liabilities and stockholders' equity             $ 40,370                $ 45,571
                                                                  ========                ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                  Proteon, Inc.

                                       Consolidated Statements of Operations
                                         for the three and six months ended
                                       (in thousands, except per share data)
                                                    (unaudited)

                                                      Three months ended                   Six months ended
                                                   June 28,         June 29,           June 28,         June 29,
                                                     1997             1996               1997             1996
                                                   --------         --------           --------         --------
Sales:
    Product                                        $ 6,442           $ 7,759           $14,034           $18,056
    Software licensing                                 248             1,499               756             3,682
    Service and other                                1,058             1,388             2,083             2,926
                                                   -------           -------           -------           -------
           Net sales                                 7,748            10,646            16,873            24,664

Cost of sales:
    Product                                          3,414             4,599             7,696            10,284
    Software licensing                                   -                14                 -                94
    Service and other                                  586             1,101             1,173             2,123
                                                   -------           -------           -------           -------
           Cost of sales                             4,000             5,714             8,869            12,501

    Gross profit                                     3,748             4,932             8,004            12,163

Operating expenses:
    Research and development                         1,469             2,361             3,046             5,030
    Selling and marketing                            2,881             4,093             5,468             7,857
    General and administrative                         794             1,102             1,378             2,218
                                                   -------           -------           -------           -------
           Total operating expenses                  5,144             7,556             9,892            15,105
                                                   -------           -------           -------           -------

(Loss) from operations                              (1,396)           (2,624)           (1,888)           (2,942)
Interest income, net                                   268               279               519               738
                                                   -------           -------           -------           -------

(Loss) before income taxes                          (1,128)           (2,345)           (1,369)           (2,204)
Provision for income taxes                               5                 -                77                 -
                                                   -------           -------           -------           -------
Net loss                                           $(1,133)          $(2,345)          $(1,446)          $(2,204)
                                                   =======           =======           =======           =======
Net loss per common
  and common equivalent share                      $ (0.07)          $ (0.15)          $ (0.09)          $ (0.14)
                                                   =======           =======           =======           =======

Weighted average number of
  common and common equivalent
  shares outstanding                                15,267            15,515            15,355            15,514
                                                   =======           =======           =======           =======


    The accompanying notes are an integral part of the consolidated financial statements.

                                  Proteon, Inc.

                                       Consolidated Statements of Cash Flows
                                              for the six months ended
                                             (in thousands, unaudited)

                                                                                 June 28,               June 29,
                                                                                   1997                   1996
                                                                                 --------               --------
Cash flows from operating activities:
    Cash received from customers                                                 $ 13,977               $ 30,185
    Cash paid to suppliers and employees                                          (18,564)               (35,483)
    Interest received                                                                 486                    745
    Interest paid                                                                       -                     (7)
    Income taxes paid                                                                 (21)                  (317)
                                                                                 --------               --------
Net cash (consumed) by operating activities                                        (4,122)                (4,877)

Cash flows from investing activities:
    Proceeds from the sale of fixed assets                                             48                    114
    Capital expenditures                                                             (291)                (1,127)
    Marketable security sales                                                       5,411                  7,863
    Marketable security purchases                                                  (6,683)                (8,621)
                                                                                 --------               --------
Net cash (used in) provided by investing activities                                (1,515)                (1,771)

Cash flows from financing activities:
    Proceeds from the issuance of common stock                                          3                     79
    Purchase of treasury stock                                                       (385)                     -
                                                                                 --------               --------
Net cash (used in) financing activities                                              (382)                    79
    Effects of exchange rate changes on cash                                          (47)                    23
                                                                                  --------               --------
Net decrease in cash and cash equivalents                                          (6,066)                (6,546)
Cash and cash equivalents at the beginning of year                                 16,612                 25,829
                                                                                 --------               --------
Cash and cash equivalents at the end of the period                               $ 10,546               $ 19,283
                                                                                 ========               ========

Reconciliation of net income to net cash (consumed)
by operating activities:
    Net (loss) income                                                            $ (1,446)              $ (2,204)
                                                                                 --------               --------

Adjustments to reconcile net loss to net cash
(consumed) by operating activities:
    Depreciation and amortization                                                     878                  1,680
    gain on disposition of assets                                                     (27)                  (105)
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                     (2,896)                 5,522
    Decrease (increase) in inventories                                              2,723                 (7,166)
    (Increase) in deposits and other assets                                           (28)                  (480)
    (Decrease) increase in payables and accrued expenses                           (3,326)                (2,124)
                                                                                 --------               --------
Total adjustments                                                                  (2,676)                (2,673)
                                                                                 --------               --------
Net cash (consumed) generated by operating activities                            $ (4,122)              $ (4,877)
                                                                                 ========               ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                 PROTEON, INC.
             Notes to Consolidated Financial Statements, unaudited

Management's Opinion:

In the opinion of the management of Proteon, Inc. (the "Company"), the Company's consolidated financial position as of June 28, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 28, 1997 and June 29, 1996, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results for the interim periods presented. It is suggested that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report to Shareholders.

Inventories:

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

---------------------------------------------------------------------------
(in thousands)                         June 28, 1997      December 31, 1996
---------------------------------------------------------------------------
Raw materials                                $  983                  $1,373
Work in progress                                546                     718
Finished goods                                4,485                   6,646
---------------------------------------------------------------------------
Total Inventories                            $6,014                  $8,737
---------------------------------------------------------------------------

Net Income (Loss) Per Common and Common Equivalent Share:

Net income (loss) per share is computed based on the weighted average number of common share and common share equivalents outstanding during the period. Common share equivalents are determined under the assumption that outstanding stock options are exercised and the proceeds are used to purchase treasury stock.
No common share equivalents are included in the 1997 and 1996 calculations as their effect would be antidilutive.

Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 128," Earnings per Share" and No. 129, "Disclosure of Information About Capital Structure." FAS 128 modifies the way in which earnings per share is calculated and disclosed. FAS 128 requires a presentation of basic and diluted earnings per share for all years presented in the Income Statement.

The FASB recently issued Statement No. 130 ("SFAS 130") "Reporting Comprehensive Income." This Statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that the adoption of SFAS 130 will have a material impact on result of operations.

The FASB also issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement, which supersedes Statement No. 14 "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company is currently evaluating this Statement and its effect on financial statement disclosures.

                                 PROTEON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales

Net sales for the quarter ended June 28, 1997, were $7,748,000 as compared with $10,646,000 for the quarter ended June 29, 1996, a decrease of $2,898,000, or 27.2%. For the first six months of 1997, net sales were $16,873,000 as compared with $24,664,000 for the same period in 1996, a decrease of $7,791,000, or 31.6%.

Product sales for the quarter ended June 28, 1997, were $6,442,000 as compared with $7,759,000 for the quarter ended June 29, 1996, a decrease of $1,317,000, or 17.0%. For the first six months of 1997 product sales were $14,034,000 as compared with $18,056,000 for the same period in 1996, a decrease of $4,022,000 or 22.3%. The Company's product sales are categorized as either Remote Access or Local Area Network (LAN).

Overall product sales results reflect Proteon's ongoing product transition from LAN products to Remote Access products. Overall product revenue was down from a year ago for the quarter and for the six months ended June 28, 1997, due to anticipated decreases in both the LAN products and CNX Router categories. For the quarter and for the six months ended June 28, 1997, the decreases in LAN products net sales were due primarily to lower average selling prices and declining unit volumes of Adapter Cards, Switches and Hubs. The reductions in sales of CNX products were due to planned reductions in CNX backbone Router units as the company shifts to remote access Routers. Although sales of units in the Remote Access Product category increased 89.0% for the second quarter of 1997 as compared to the second quarter of 1996, and 94.3% for the first six months of 1997 as compared to the first six months of 1996, primarily due to increases in GlobeTrotter sales, these increased volumes were not enough to offset the anticipated product revenue declines in the LAN products and Corporate Enterprise categories.

Software licensing revenue for the quarter ended June 28, 1997, was $248,000 compared to $1,499,000 for the quarter ended June 29, 1996, a decrease of $1,251,000, or 83.5%. For the first six months of 1997, software licensing revenues were $756,000 as compared with $3,682,000 for the same period in 1996, a decrease of $2,926,000 or 79.5%. This anticipated reduction in software licensing revenue is a result of the completion of two major, multi-year agreements with IBM and Digital Equipment Corporation during 1996. The Company expects that in future quarters software licensing revenue will continue to decrease in total.

For the quarter ended June 28, 1997, service and other revenues decreased by $330,000 or 23.8%, to $1,058,000, as compared to $1,388,000 for the quarter ended June 29, 1996. For the first six months of 1997, service and other revenues were $2,083,000 as compared with $2,926,000 for the same period in 1996, a decrease of $843,000 or 28.8%. These decreases were primarily due to the reduction in upgrades revenue worldwide, which are included in CNX Router revenues.

Gross Profit

Total gross profit increased as a percentage of net sales to 48.4% for the quarter ended June 28, 1997, from 46.3% for the quarter ended June 29, 1996. This change was the result of increased unit sales and gross margin in the GlobeTrotter product line partially offset by the overall decline in software licensing revenues. For the first six months of 1997, total gross profit decreased as a percentage of net sales to 47.4% from 49.3% for the same period in 1996. This decrease was the result of the overall decline in highly profitable software licensing revenues partially offset by increased unit sales and gross margin in the GlobeTrotter product line. The Company's product gross profit for the quarter ended June 28, 1997 increased to 47.0% from 40.7% when compared to the same period in the prior year, and for the six month period ended June 28, 1997, product gross profit was 45.2%, an increase from 43.0% for the same period in 1996. These increases were due primarily to increased unit sales and gross margin in the GlobeTrotter product line as stated above. For the quarter ended June 28, 1997, gross profit from service and other sales increased to 44.6% from 20.7% a year ago and for the six months ended June 28, 1997, gross profit from service and other sales increased to 43.7% from 27.4%. These increases were mainly due to reduced fixed costs associated with these software licensing revenues.

Research and Development

Research and development expenses were $1,469,000 or 19.0% of net sales for the quarter ended June 28, 1997, compared to $2,361,000 or 22.2% of net sales for the same period in the prior year. The decrease in expenses of $892,000 or 37.8% was primarily due to lower personnel and personnel related costs. For the first six months of 1997, research and development expenses were $3,046,000 or 18.1% of net sales compared to $5,030,000 or 20.4% of net sales for the first half of 1996. The decrease of $1,984,000 or 39.4% was due primarily to the same factors stated above. The Company considers investments in research and development to be critical to future revenues and intends to focus these expenditures on Remote Access products.

Selling and Marketing

Selling and marketing expenses were $2,881,000 or 37.2% of net sales for the quarter ended June 28, 1997, compared to $4,093,000 or 38.4% of net sales for the quarter ended June 29, 1996, a decrease of $1,212,000, or 29.6%. This decrease was primarily the result of lower personnel and personnel related costs partially offset by an increase in marketing and promotional spending. For the first six months of 1997, selling and marketing expenses were $5,468,000 or 32.4% of net sales, as compared to $7,857,000 or 31.9% of net sales for the same period in the prior year. This decrease in expenses of $2,389,000 or 30.4% also reflects the reduction in personnel and personnel related costs partially offset by the increase in marketing spending.

General and Administrative

General and administrative expenses were $794,000, or 10.2% of net sales for the quarter ended June 28, 1997, compared to $1,102,000 or 10.4% of net sales for the quarter ended June 29, 1996, a decrease of $308,000, or 28.0%. This decrease was due primarily to lower personnel and personnel related costs. For the six months ended June 28, 1997, general and administrative expenses were $1,378,000 or 8.2% of net sales, compared to $2,218,000 or 9.0% of sales for the same period in 1996. The decrease of $840,000 or 37.9% was due to the same factors stated above.

Provision for Income Taxes

For the quarter ended June 28, 1997, the Company increased its income tax provision by $5,000, bringing the 1997 year to date provision to $77,000. This is a result of anticipated state income taxes and tax liabilities in its foreign subsidiaries.

Liquidity and Capital Resources

During the first six months of 1997, the Company consumed $4,122,000 of cash from operating activities. This cash consumption was due to a decrease in accounts payable and accrued expenses totaling $3,326,000, plus an increase in accounts receivable of $2,896,000. These were partially offset by a reduction in inventory of $2,723,000. During the quarter ended June 28, 1997, the cash impact from the Company's 1996 restructuring was $320,000. For the six months ended June 28, 1997, the cash impact from this restructuring has been $1,109,000. The Company anticipates that the remaining accrual of $552,000 as of June 28, 1997, will be paid during 1997.

Investing activities for the six months ended June 28, 1997, consumed $1,515,000 due principally to the net purchase of marketable securities. Financing activities consumed $382,000 due principally to the repurchase of treasury common stock.

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

Manufacturing and Supply; Dependence on Suppliers

The Company's manufacturing operations primarily consist of assembly, testing and quality control of materials, components, subassemblies, and systems. SCI Systems, a major subcontract manufacturer with access to cost-effective, high volume manufacturing, distribution, and repair capability worldwide, and others manufacture the majority of Proteon's board assemblies for its router, hub, and adapter card product lines.

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

Remote Access (Routers)

Proteon expects to participate significantly in the market segment of remote access routing specifically addressing the needs of users to connect to the Internet or build corporate intranets. The Company has enhanced its remote access capabilities with the introduction of new products and expanded its presence in the Integrated Services Digital Networks (ISDN) marketplace.

LAN Access

The Company continues to sell Token Ring Switches; intelligent hubs that provide connectivity and management of different network cabling schemes and LAN topologies; Ethernet hubs, the ProNET/E series, for the workgroup market segment; Token Ring hubs, the Serial 75 Stackable Hub family for building networked and extended workgroups; Token Ring adapters for physical connectivity and Token Ring signaling between a PC or workstation and LAN cabling; a multiport Token Ring PCI network adapter card; and a line of Ethernet network adapter cards intended to provide a full range of solutions for the client/server marketplace. The Company also seeks opportunities to leverage technology through licensing arrangements.

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

Research and Product Development

Management believes the Company's future success depends in large part upon timely enhancement of existing products and the development of new products that not only maintain technological excellence, but also improve the capabilities, efficiency, and cost-effectiveness of the end users' data communications networks. The Company is developing new products to improve price/performance ratios, enhance its network management capabilities, simplify ease of use, and ensure interoperability with other vendors' standards based products.

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

Method of Distribution

The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of Internet Service Providers ("ISPs"), Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and distributors. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller accounted for approximately 14%, 12% and 11%, of the Company's sales in 1994, 1995 and 1996, respectively, and a second reseller accounted for approximately 14% and 10% of the Company's sales in 1996, and 1995, respectively.

There can be no assurance that the Company has selected appropriate channels of distribution for its products or that existing resellers will dedicate adequate resources to sales of the Company's products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.

Marketing, Sales and Customers

End users of Proteon's products have typically been organizations with critical applications requiring connectivity integrating their headquarters and wide area computing environments. Proteon's marketing and distribution strategy is to reach these end users primarily through an indirect sales channel comprised of ISPs, OEMs, VARs, and distributors with experience in network integration and reputation for excellent service. In addition, the Company's strategy includes increased presence of Proteon's sales force in end user sites.

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

Shares Eligible for Future Sale

Approximately 15,307,089 outstanding shares of Common Stock as of August 1, 1997 are freely tradable or eligible for sale on the open market. In addition, options to acquire an aggregate of 522,604 shares of Common Stock were vested as of December 31, 1996, and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

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

Item 1.   Legal Proceedings:
          Not applicable.

Item 2.   Changes in Securities:
          Not applicable.

Item 3.   Defaults upon senior Securities:
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:


          At the Company's Annual Meeting of Shareholders held on May 21, 1997, the following matter was voted upon:

          The following persons were elected as Directors: Daniel J. Capone, Jr. with 14,240,426 shares voting for election and votes of 477,185 shares withheld; Howard C. Salwen with 14,309,888 shares voting for election and votes of 407,723 shares withheld; Dr. David Clark with 14,304,088 shares voting for election and votes of 413,523 shares withheld; Robert M. Glorioso with 14,292,438 shares voting for election and votes of 425,173 shares withheld; and William R. Johnson with 14,292,338 shares voting for election and votes of 425,273 shares withheld.

Item 5.   Other Information:
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:
(a)       Exhibits:  See Exhibits Index,

(b)       Reports on Form 8-K:
          The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 28, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PROTEON, INC.


August 12,  1997                   By:  /s/ Daniel J. Capone, Jr.
                                        ----------------------------------------
                                        Daniel J. Capone, Jr.
                                        President & Chief Executive Officer
                                        (principal executive officer)


                                    By: /s/ Steven T. Shedd
                                        ----------------------------------------
                                        Steven T. Shedd
                                        Chief Financial Officer,
                                        Vice President
                                        Treasurer and Clerk
                                        (principal financial officer)


                                    By: /s/ James M. Roller
                                        ----------------------------------------
                                        James M. Roller
                                        Corporate Controller
                                        (principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------

(3.1)     Restated Articles of Organization as Amended *(a)
          (filed as Exhibit 3.1 to registration statement)
(3.3) By-Laws, as amended and restated, of the Registrant *(b) (filed as Exhibit 3.3 to 1991 Form-K)
(4.1)     Article 4 of the Restated Article of Organization,
          (See 3.1 above)
(4.2)     Form of Common Stock Certificate *(c)
          (filed as Exhibit 4.2 to Form 10-Q)
(11)      Computation of Primary and Fully Diluted (Loss) per Share
(27)      Financial Data Schedule

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