Form 10-Q
period 1997-09-27
PROTEON INC/MA
filed 1997-11-12
CIK 874316

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 27, 1997

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period ________ to __________.


                         Commission File Number 0-19175

                                 PROTEON, INC.
             (Exact name of registrant as specified in its charter)


               Massachusetts                               04-2531856
(State of other jurisdiction of incorporation     (IRS Employer Identification
              or organization)                              Number)


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

--------------------                              --------------------
YES          X                                    NO
--------------------                              --------------------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of October 25, 1997



Common Stock, $0.01 par value                           15,272,089
-----------------------------                        ----------------
    (Title of each class)                            Number of shares

                                 PROTEON, INC.
                                   Form 10-Q


                                QUARTERLY REPORT
                               September 27, 1997




                               Table of Contents




Part I.   Financial Information

          Item 1.   Consolidated Balance Sheets
                    as of September 27, 1997 and December 31, 1996

                    Consolidated Statements of Operations for the three and nine months ended September 27, 1997 and September 28, 1996

                    Consolidated Statements of Cash Flows for the nine months ended September 27, 1997 and September 28, 1996

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

                                  Proteon, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                     ASSETS
                                                         September 27,     December 31,
                                                             1997             1996
                                                         (unaudited)
                                                         ------------      -----------
Current assets:
     Cash and cash equivalents                             $  8,148        $ 16,612
     Marketable securities                                   11,377           6,918
     Accounts receivable, net                                 7,492           7,625
     Inventories                                              5,106           8,737
     Deposits and other assets                                1,115           1,085
                                                           --------        --------
            Total current assets                             33,238          40,977
Property and equipment, net                                   3,454           4,594
                                                           --------        --------

            Total assets                                   $ 36,692        $ 45,571
                                                           ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $  1,949        $  3,010
     Accrued compensation                                       462           1,075
     Accrued expenses                                         2,885           3,560
     Accrued restructure cost                                    --           1,661
     Accrued warranty                                           976           1,074
                                                           --------        --------
            Total current liabilities                         6,272          10,380

Stockholders' equity:
     Preferred stock                                             --              --
     Common stock                                               156             156
     Capital in excess of par value                          49,347          49,292
     Accumulated deficit                                    (18,159)        (13,819)
     Accumulated translation adjustments                        113             177
     Less treasury stock, at cost                            (1,037)           (615)
                                                           --------        --------
            Total stockholders' equity                       30,420          35,191
                                                           --------        --------

            Total liabilities and stockholders' equity     $ 36,692        $ 45,571
                                                           ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                                  Proteon, Inc.
                      Consolidated Statements of Operations
                       for the three and nine months ended
                      (in thousands, except per share data)
                                   (unaudited)

                                             Three months ended               Nine months ended
                                        September 27,   September 28,    September 27,   September 28,
                                            1997            1996             1997            1996
                                        ------------    ------------     ------------    ------------
Sales:
    Product                              $  4,195       $  7,301           $ 18,229        $ 25,357
    Software licensing                         --          1,948                756           5,630
    Service and other                         811          1,340              2,894           4,266
                                         --------       --------           --------        --------
           Net sales                        5,006         10,589             21,879          35,253

Cost of sales:
    Product                                 2,577          4,173             10,273          14,457
    Software licensing                         --            160               --               278
    Service and other                         675          1,137              1,848           3,236
                                         --------       --------           --------        --------
           Cost of sales                    3,252          5,470             12,121          17,971

    Gross profit                            1,754          5,119              9,758          17,282

Operating expenses:
    Research and development                1,555          2,096              4,601           7,126
    Selling and marketing                   2,524          3,782              7,992          11,639
    General and administrative              1,074          1,290              2,452           3,508
    Restructure costs                        (241)            --               (241)             --
                                         --------       --------           --------        --------
           Total operating expenses         4,912          7,168             14,804          22,273
                                         --------       --------           --------        --------

Loss from operations                       (3,158)        (2,049)            (5,046)         (4,991)
Interest income, net                          271            286                790           1,024
                                         --------       --------           --------        --------
Loss before income taxes                   (2,887)        (1,763)            (4,256)         (3,967)
Provision for income taxes                      7             --                 84              --
                                         --------       --------           --------        --------
Net loss                                 $ (2,894)      $ (1,763)          $ (4,340)       $ (3,967)
                                         ========       ========           ========        ========
Net loss per common
  and common equivalent share            $  (0.19)      $  (0.11)          $  (0.28)       $  (0.26)
                                         ========       ========           ========        ========
Weighted average number of
  common shares outstanding                15,276         15,521             15,312          15,499
                                         ========       ========           ========        ========



The accompanying notes are an integral part of the consolidated financial statements.

                                  Proteon, Inc.
                      Consolidated Statements of Cash Flows
                            for the nine months ended
                            (in thousands, unaudited)

                                                                September 27,    September 28,
                                                                     1997            1996
                                                                -------------    -------------

Cash flows from operating activities:
    Cash received from customers                                   $ 22,013       $ 37,648
    Cash paid to suppliers and employees                            (26,119)       (47,402)
    Interest received                                                   753          1,031
    Interest paid                                                                       (7)
    Income taxes paid                                                   (21)          (319)
                                                                   --------       --------
Net cash consumed by operating activities                            (3,374)        (9,049)

Cash flows from investing activities:
    Proceeds from the sale of fixed assets                               48            117
    Capital expenditures                                               (248)        (1,147)
    Marketable securities sales                                       8,734          7,863
    Marketable securities purchases                                 (13,193)       (10,593)
                                                                   --------       --------
Net cash used in investing activities                                (4,659)        (3,760)

Cash flows from financing activities:
    Proceeds from the issuance of common stock                           55            122
    Purchase of treasury stock                                         (422)           (74)
                                                                   --------       --------
Net cash (used in) provided by financing activities                    (367)            48
    Effects of exchange rate changes on cash                            (64)            (5)
                                                                   --------       --------
Net decrease in cash and cash equivalents                            (8,464)       (12,766)
Cash and cash equivalents at the beginning of year                   16,612         25,829
                                                                   --------       --------
Cash and cash equivalents at the end of the period                 $  8,148       $ 13,063
                                                                   ========       ========

Reconciliation of net loss to net cash consumed
by operating activities:
    Net loss                                                       $ (4,340)      $ (3,967)
                                                                   --------       --------

Adjustments to reconcile net loss to net cash consumed
by operating activities:
    Depreciation and amortization                                     1,145          2,323
    Gain on disposition of assets                                       (60)          (108)
Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                          133          2,395
    Decrease (increase) in inventories                                3,631         (6,746)
    Decrease (increase) in deposits and other assets                    225           (140)
    Decrease in payables and accrued expenses                        (4,108)        (2,806)
                                                                   --------       --------
Total adjustments                                                       966         (5,082)
                                                                   --------       --------
Net cash consumed by operating activities                          $ (3,374)      $ (9,049)
                                                                   ========       ========


Noncash investing and financing activities:
    Note receivable on sale of fixed assets                        $   (255)            --
                                                                   ========

           The accompanying notes are an integral part of the consolidated financial statements.

                                  PROTEON, INC.
              Notes to Consolidated Financial Statements, unaudited

Management's Opinion:

In the opinion of the management of Proteon, Inc. (the "Company"), the Company's consolidated financial position as of September 27, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 27, 1997 and September 28, 1996, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results for the interim periods presented. It is suggested that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report to Shareholders.

Inventories:

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

(in thousands)                  September 27, 1997          December 31, 1996

Raw Materials                        $  796                       $1,373
Work in progress                        324                          718
Finished goods                        3,986                        6,646
                                     ------                       ------
Total Inventories                    $5,106                       $8,737
                                     ======                       ======

Net Loss Per Common and Common Equivalent Share:

Net loss per share is computed based on the weighted average number of common share and common share equivalents outstanding during the period. Common share equivalents are determined under the assumption that outstanding stock options are exercised and the proceeds are used to purchase treasury stock. No common share equivalents are included in the 1997 and 1996 calculations as their effect would be antidilutive.

Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and No. 129, "Disclosure of Information About Capital Structure." SFAS 128 modifies the way in which earnings per share is calculated and disclosed. SFAS 128 requires a presentation of basic and diluted earnings per share for all years presented in the Income Statement. The Company does not believe that the adoption of these standards will have a material impact on earnings per share or current financial Statement disclosures.

The FASB recently issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This Statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that the adoption of SFAS 130 will have a material impact on results of operations.

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

                                  PROTEON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net Sales

Net sales for the quarter ended September 27, 1997, were $5,006,000 as compared with $10,589,000 for the quarter ended September 28, 1996, a decrease of $5,583,000, or 52.7%. For the first nine months of 1997, net sales were $21,880,000 as compared with $35,253,000 for the same period in 1996, a decrease of $13,373,000, or 37.9%.

Product sales for the quarter ended September 27, 1997, were $4,195,000 as compared with $7,301,000 for the quarter ended September 28, 1996, a decrease of $3,106,000, or 42.5%. For the first nine months of 1997 product sales were $18,229,000 as compared with $25,357,000 for the same period in 1996, a decrease of $7,128,000 or 28.1%. The Company's product sales are categorized as either Internet Access or Local Area Network (LAN).

Product sales results reflect Proteon's ongoing product transition from LAN products to Internet Access products. Overall product revenue was down from a year ago for the quarter and nine months ended September 27, 1997, due to anticipated decreases in both the LAN and Enterprise Router product categories. For the quarter and nine months ended September 27, 1997, the decreases in LAN products net sales were due primarily to declining unit volumes of Adapter Cards. The reduction in sales of products was due to planned reductions in Enterprise Router units as the Company continues to shift to Internet Access Routers. Sales of Globetrotter products for the quarter ended September 27, 1997 were essentially unchanged from the same period last year. Sales of the GT products for the nine months ended September 27, 1997 increased 103% over the same period last year.

There was no software licensing revenue for the quarter ended September 27, 1997, compared to $1,948,000 for the quarter ended September 28, 1996. For the first nine months of 1997, software licensing revenues were $756,000 as compared with $5,630,000 for the same period in 1996, a decrease of $4,874,000 or 86.6%. This anticipated reduction in software licensing revenue is a result of the completion of the two major, multi-year agreements with IBM and Digital Equipment Corporation. The Company expects that it will continue to have software licensing revenue, however at varying and uncertain levels since software licensing revenue is an ancillary component of the Company's core revenue stream but strategic in its promotion of OpenROUTE routing technology in the market place.

For the quarter ended September 27, 1997, service and other revenues decreased by $529,000 or 39.5%, to $811,000, as compared to $1,340,000 for the quarter ended September 28, 1996. For the first nine months of 1997, service and other revenues were $2,894,000 as compared with $4,266,000 for the same period in 1996, a decrease of $1,372,000 or 32.1%. These decreases were primarily due to the reduction in service contracts and upgrade revenue worldwide resulting from the Company's transition to

Internet Access products which require less support services.

Gross Profit

Total gross profit decreased as a percentage of net sales to 35.0% for the quarter ended September 27, 1997, from 48.3% for the quarter ended September 28, 1996. This change was the result of decreased sales and the substantial decline in software licensing revenues. For the first nine months of 1997, total gross profit decreased as a percentage of net sales to 44.6% from 49.0% for the same period in 1996. This decrease was the result of the substantial decline in highly profitable software licensing revenues partially offset by increased unit sales and improved gross margin in the GT product line. The Company's product gross profit for the quarter ended September 27, 1997 decreased to 38.6% from 42.8% when compared to the same period in the prior year reflecting the reduction in the average selling price of Enterprise products. For the nine month period ended September 27, 1997, product gross profit was 43.6%, an increase from 43.0% for the same period in 1996. For the quarter ended September 27, 1997, gross profit from service and other sales increased to 16.8% from 15.1% a year ago and for the nine months ended September 27, 1997, gross profit from service and other sales increased to 36.1% from 24.1%. These increases resulted from reduced support service requirements for the Internet Access products.

Research and Development

Research and development expenses were $1,555,000 or 31.1% of net sales for the quarter ended September 27, 1997, compared to $2,096,000 or 19.8% of net sales for the same period in the prior year. The decrease in expenses of $541,000 or 25.8% was primarily due to lower personnel and personnel related costs. For the first nine months of 1997, research and development expenses were $4,601,000 or 21.0% of net sales compared to $7,126,000 or 20.2% of net sales for the first half of 1996. The decrease of $2,525,000 or 35.4% was due primarily to the same factors stated above. The Company considers investments in research and development to be critical to future revenues and although overall spending is down, the Company intends to maintain its current research and development effort in Internet Access products.

Selling and Marketing

Selling and marketing expenses were $2,524,000 or 50.4% of net sales for the quarter ended September 27, 1997, compared to $3,782,000 or 35.7% of net sales for the quarter ended September 28, 1996, a decrease of $1,258,000, or 33.3%. This decrease was primarily the result of lower personnel and personnel related costs. For the first nine months of 1997, selling and marketing expenses were $7,992,000 or 36.5% of net sales, as compared to $11,639,000 or 33.0% of net sales for the same period in the prior year. This decrease in expenses of $3,647,000 or 31.3% also reflects the reduction in personnel and personnel related costs.

General and Administrative

General and administrative expenses were $1,074,000, or 21.5% of net sales for the quarter ended September 27, 1997, compared to $1,290,000 or 12.2% of net sales for the quarter ended September 28, 1996, a decrease of $216,000, or 16.7%. This decrease was due to lower personnel and personnel related costs. For the nine months ended September 27, 1997, general and administrative expenses were $2,452,000 or 11.2% of net sales, compared to $3,508,000 or 10.0% of sales for the same period in 1996. The decrease of $1,056,000 or 30.1% was due to the same factors stated above.


Restructure Costs

During the third quarter of 1997, management determined that essentially all of its obligations from prior restructurings had been settled. As a result, the Company reversed $241,000 of its restructuring provision against operating expenses.


Provision for Income Taxes

For the quarter ended September 27, 1997, the Company increased its income tax provision by $7,000, bringing the 1997 year to date provision to $84,000. This is a result of anticipated state income taxes and tax liabilities in its foreign subsidiaries.

Liquidity and Capital Resources

During the first nine months of 1997, $3,374,000 of cash was consumed by operating activities. This cash consumption was due to a loss from operations of $5,046,000 as well as a decrease in accounts payable and accrued expenses totaling $4,108,000. This was partially offset by a reduction in inventory of $3,631,000. During the quarter ended September 27, 1997, the cash impact from the Company's 1996 restructuring was $32,000. For the nine months ended September 27, 1997, the cash impact from this restructuring has been $1,141,000.

Investing activities for the nine months ended September 27, 1997, consumed $4,659,000 due principally to the purchase of marketable securities. Financing activities consumed $422,000 due mainly to the purchase of treasury common stock.

The Company's management believes that its cash, cash equivalents and marketable securities will satisfy its expected working capital and capital expenditure requirements through the next twelve months.

Safe Harbor for Forward Looking Statements

This Form 10 Q filing contains forward looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's future results remain difficult to predict and may be affected by the factors described below.


RISK FACTORS

Technological Change, New Products and Industry Standards

The data communications industry continues to undergo a fundamental shift away from hierarchical single vendor systems to open, peer-to-peer communications networks and information management tools that provide users with greater computing power and access to information. This evolution has fostered the growth of two dynamic markets: workstations and networking. Workstations deliver increasingly powerful, personal productivity tools, and data communications networks provide the "highways" that distribute and share this processing power throughout an organization, enabling users to more fully leverage and manage information resources.

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

Proteon is positioning itself as a company focused on the network access market. Proteon views the network access market as having two segments ~ Internet access and local access. Its current strategy is based upon concentration on the Internet access market segment.

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

Manufacturing and Supply; Dependence on Suppliers

The Company's manufacturing operations primarily consist of assembly, testing and quality control of materials, components, subassemblies, and systems. US Assemblies, a major subcontract manufacturer with access to cost effective, high volume manufacturing, distribution, and repair capability worldwide, and others manufacture the majority of Proteon's board assemblies for its router, hub, and adapter card product lines.

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

Internet Access (Routers)

Proteon expects to participate significantly in the market segment of internet access routing specifically addressing the needs to users to connect to the Internet or build corporate intranets. The Company has enhanced its internet access capabilities with the introduction of new products and expanded its presence in the Integrated Services Digital Networks (ISDN) marketplace.


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

Internetworking Software

OpenROUTE(TM), Proteon's internetworking software suite, is the foundation of the Company's high performance Internet access products. All of Proteon's internetworking products ship with this software technology installed. Also, Proteon licenses this software to other providers of internetworking products.

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

Competition

The data communications, networking and computer industries are highly competitive and characterized by rapidly changing technology and evolving industry standards. These advances result in frequent new product introductions, increased capabilities and improvements in the relative price/performance of networking products. As a competitor in the networking industry, Proteon believes one of the keys to success will be making networks more accessible to a broader base of customers. Proteon is committed to open, standards based products, innovative solutions to customer requirements for reliable and high performance networks, a favorable price/performance ratio, ease of installation and ease of use.

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

Research and Product Development

Management believes the Company's future success depends in large part upon timely enhancement of existing products and the development of new products that not only maintain technological excellence, but also improve the capabilities, efficiency, and cost effectiveness of the end users' data communications networks. The Company is developing new products to improve price/performance ratios, enhance its network management capabilities, simplify ease of use, and ensure interoperability with other vendors' standards based products.




Variability of Quarterly Operating Results

The Company's quarterly operating results may vary significantly depending upon factors such as the timing of new product announcements and releases by the Company and its competitors, the timing of significant orders, the mix of products sold and the mix of distribution channels through which the products are sold. In addition, substantially all of the Company's sales in each quarter result from orders booked in that quarter. Consequently, if sales do not close in any quarter as anticipated, the Company's results of operations for that quarter would be adversely affected. Further, the Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected. Also, quarterly results can be materially affected by the existence and/or the timing of software licensing revenues.

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

Proteon's markets encompass the fast growing local access switching and remote access internetworking segments of the network access market. Proteon's customers include both Global 1000 multinationals, as well as those small to medium sized enterprises requiring connection to the Internet and to suppliers, customers and business products.

There can be no assurance that the Company has correctly formulated its end user profile or selected appropriate methods of marketing and selling its products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.

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

Shares Eligible for Future Sale

Approximately 15,272,089 outstanding shares of Common Stock as of October 25, 1997 are now freely tradable or eligible for sale on the open market. In addition, options to acquire an aggregate of 671,620 shares of Common Stock were vested as of September 27, 1997, and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

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

Certain Charter and By Law Provisions

The Company's Amended and Restated Articles of Organization and By
Laws contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

PART II  -   OTHER INFORMATION


Item 1.      Legal Proceedings:
             Not applicable.

Item 2.      Changes in Securities and Use of Proceeds:
             Not applicable.

Item 3.      Defaults upon Senior Securities:
             Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders:
             Not applicable.

Item 5.      Other Information:
             Not applicable.

Item 6.      Exhibits and Reports on Form 8 - K:
(a)          Exhibits:  See Exhibits Index,  page 20

(b)          Reports on Form 8-K:
             The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 27, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PROTEON, INC.



November 12,  1997                      By: /s/ Daniel J. Capone, Jr.
                                            ------------------------------------
                                            Daniel J. Capone, Jr.
                                            President & Chief Executive Officer
                                            (principal executive officer)


                                        By: /s/ Steven T. Shedd
                                            ------------------------------------
                                            Steven T. Shedd
                                            Chief Financial Officer,
                                            Vice President
                                            Treasurer and Clerk
                                            (principal financial officer)


                                        By: /s/ James M. Roller
                                            ------------------------------------
                                            James M. Roller
                                            Corporate Controller
                                            (principal accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                        Description
------
Page

(3.1)       Restated Articles of Organization as Amended*(b)
               (filed as Exhibit 3.1 to registration statement)
(3.3)       By-Laws, as amended and restated, of the Registrant*(a)
               (filed as Exhibit 3.3 to 1991 Form 10-K)
(4.1)       Article 4 of the Restated Article of Organization,
               (See 3.1 above)
(4.2)       Form of Common Stock Certificate*(c)
               (filed as Exhibit 4.2 to Form 10-Q)
(11)        Computation of Primary and Fully Diluted (Loss) Income
               per Share
(27)        Financial Data Schedule


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