Form 10-K405
period 1997-12-31
PROTEON INC/MA
filed 1998-03-31
CIK 874316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                   (MARK ONE)
               [ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the fiscal
                          year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period___________ to ____________.

                         Commission File Number 0-19175

                                  PROTEON, INC.
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                             04-2531856
          -------------                             -----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

NINE TECHNOLOGY DRIVE, WESTBOROUGH, MA                              01581
--------------------------------------                              -----
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

            YES        X                      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of March 12, 1998; $16,252,911 (without admitting that any person whose shares are not included in determining such value is an affiliate).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. Shares of Common Stock outstanding as of March 12, 1998: 15,296,857.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the Company's fiscal year ended December 31, 1997 (the "1997 Annual Report") are incorporated by reference into Parts II and IV of this Report and portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 27, 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III of this Report. With the exception of those portions of the 1997 Annual Report and 1998 Proxy Statement expressly incorporated in this Report by reference, such documents shall not be deemed filed as part of this Report.

                                     PART I

                            ITEM 1. GENERAL BUSINESS

COMPANY OVERVIEW
----------------

Proteon, Inc. (together with its subsidiaries, including "OpenROUTE Networks, Inc.," "Proteon," or "the Company") is known worldwide as a pioneer in the multi-billion dollar data communications industry. Proteon and its wholly owned subsidiary, OpenROUTE Networks Inc., have distinguished themselves as leaders in helping customers with network connectivity, and now, in particular, with connectivity from what is commonly referred to as the network edge. For more than 17 years, Proteon has shipped network connectivity products that have helped customers grow and prosper through deploying network-centric computing. Historically, Proteon local area networking (LAN) products have provided connectivity solutions in more than 70 percent of the Fortune 100 companies. Leveraging this expertise in mission-critical network solutions, Proteon has now started to aggressively deliver this same quality of product and service for Internet and Intranet connectivity. The Company is committed to providing complete network access solutions that make networks more accessible, secure, easier to use, manage, and operate. The Company's comprehensive line of network access solutions includes products for Internet and Intranet access, and supports small- to medium-sized enterprise businesses and large corporations that outsource to network service providers.

The Company was incorporated in Massachusetts in January 1974 as Proteon Associates, Inc. The Company changed its name to Proteon, Inc. in July 1983. Its executive offices are located at Nine Technology Drive, Westborough, Massachusetts, 01581, and its telephone number at that location is (508) 898-2800. The Company's testing and final-assembly facilities are located at the same address. In January 1997, the Company announced the formation of a new wholly owned subsidiary named OpenROUTE Networks, Inc. ("OpenROUTE Networks"). This new subsidiary was incorporated in the state of Delaware. Going forward, the Company intends to focus its business on markets served by this new subsidiary.

OpenROUTE Networks' markets encompass the fast growing Internet and Intranet segments of the overall networking industry. For Internet and Intranet connections, OpenROUTE Networks' products combine cost effectiveness with ease of operation, interoperability, network security, reliability and performance. The Company's customers include both the Global 1000 multinationals, as well as those small to medium-sized enterprises requiring connections to the Internet and to suppliers, customers, and business partners. Proteon, Inc.'s customers encompass local area networking sites that implement the Token Ring network topology.

During the second half of 1997, the Company aggressively redefined its business strategy for its OpenROUTE Networks subsidiary. The new market opportunity for OpenROUTE Networks can best be described as the connection of businesses and institutions to public network services such as the Internet. The Company believes that this market -- which is expected to be the focus of the Company's energy throughout 1998 -- is just beginning to emerge. The Company believes there are two main segments of this market. The first addresses the connecting of a new generation of small- to medium-sized business users who do not have a network today, but will use a public network service to extend their competitive advantage and to transact business with each other. The Yankee Group, a leading market research group based in Boston, Massachusetts, has estimated that on a worldwide basis there are more than 10 million businesses with fewer than 500 employees. The second target is the outsourcing of networks from the traditional corporate MIS manager to an outside provider such as MCI, Sprint, Worldcom, PSINet, UUNet, or the Bell operating companies. Outsourcing allows the corporate enterprise to focus on its core business, and not the operation of the network. Corporations do not manage their own phone network, and the Company believes that they are beginning to realize that their data networks can be viewed in the same fashion. The Company believes that selling its customer premise equipment to these major outsourcing providers is another powerful way to grow the OpenROUTE Networks brand name.

NETWORKING INDUSTRY

The data communications industry continues to undergo a fundamental shift away from hierarchical single-vendor systems to open, peer-to-peer communications networks and information management tools that provide users with greater computing power and access to information. This evolution has fostered the growth of two dynamic markets: workstations and networking. Workstations deliver increasingly powerful, personal productivity tools, and data communications networks provide the "highways" that distribute and share this processing power throughout an organization. This enables users to more fully leverage and manage information resources.

The peer-to-peer evolution has created an increased demand for client/server based applications. The first impact of client/server based networks is the increasing demand for inexpensive, easy to use, remote access routers. Remote offices can now access corporate databases while running local application programs. In addition, users are now gaining access to previously unreachable resources including the Internet, corporate headquarters and other remote sites. Any LAN-attached workstation with Internet Protocol (IP) client software can send and receive electronic mail, access public databases worldwide, share files and programs through File Transfer Protocol (FTP), participate in thousands of business and consumer-related newsgroups, and easily browse the massive quantities of information available on the World Wide Web. The Company believes its OpenROUTE Networks products address the needs of this marketplace.

FORMATION OF NEW SUBSIDIARY

The formation of the new OpenROUTE Networks subsidiary is in keeping with the Company's strengthened focus on the rapidly growing market for Internet and Intranet connectivity. The Company defines Internet as a "public" network accessible by all audiences, and the Intranet as a "private," secure network with Internet-like characteristics that is most often used only by the employees of a specific company or organization. OpenROUTE Networks is focusing on the development, marketing and distribution of the Company's award-winning GT and GTX Internet access router products and the new Dragon series of Internet connectivity devices.

The new subsidiary was formed to bring together the Company's resources on the GT family of high-performance, low-cost Internet Access routers and the ongoing licensing of its OpenROUTE internetworking software suite. The name OpenROUTE Networks is intended to reflect the Company's specific emphasis in the Internet Access marketplace. In conjunction with the establishment of this new subsidiary, the Company in 1997 also unveiled a new corporate logo. The new logo is being used in a corporate branding campaign to better position GT and GTX products in the market for Internet access connectivity, and Dragon products for eventual sale at the retail level. The new name also reflects the "open" nature of the public Internet. OpenROUTE Networks has a multi-faceted sales strategy to meet the growing need to connect hundreds of thousands of organizations to the Internet in a cost-effective and secure manner. A major OpenROUTE Networks sales thrust is to focus on key and emerging product features for Internet Service Providers (ISPs) and service providers which include ISPs, carriers and telcos among their customers. PSINet, Inc., of Herndon, Virginia, one of the largest independent ISPs in North America, has been a large customer of OpenROUTE Networks for more than 18 months. Other significant ISP partners announced in 1997 included Ultranet Communications and IDT Corporation. The Company continues to seek partnerships with other large ISPs.

OpenROUTE Networks also markets products through OEM relationships. Digital Equipment Corporation's Networking Division (now owned by Cabletron, Inc.) and Nippon Telegraph and Telephone's (NTT) Advanced Technology Division currently resell Proteon's GT Internet Access routers under their own brand names. A business goal of OpenROUTE Networks is to announce other OEM relationships during 1998. OpenROUTE Networks also sells Internet Access products through some of the world's largest distributors such as Tech Data Corp. and Ingram Micro. In addition, Value Added Resellers (VARs), including Racal Data Group, actively market GT and GTX products in most domestic and international markets. OpenROUTE Networks is targeting major sales in markets such as government, financial services, health care, education, publishing, manufacturing, insurance, professional services, libraries and entertainment through its service provider partners.


SIGNIFICANT EXECUTIVE APPOINTMENTS AND CHANGES

During the second half of 1997, the Company initiated a program to significantly strengthen its senior management staff. The Company believes this series of appointments will enhance its position in the marketplace, allow for better management of the Company's financial operations, and further strengthen its sales and marketing operations.

The Company appointed Steven T. Shedd as Vice President, Finance, Chief Financial Officer, Treasurer and Clerk in July 1997. Prior to joining Proteon, Mr. Shedd served as the Vice President and Chief Financial Officer of Zoom Telephonics since 1996. In 1995 Mr. Shedd was the Vice President and Chief Financial Officer for Versyss, Inc. and from 1992 to 1995 Mr. Shedd served as Vice President and Chief Financial Officer of TSI Corporation.

Mr. Eugene Y. Chang joined the Company as Vice President, Marketing in September 1997 from General DataComm Industries, Inc. where he had been serving as Assistant Vice President for Systems and Architectures. From 1995 to early 1997, Mr. Chang was Vice President for Strategic Business Development at Zoom Telephonics. From 1985-1995, Mr. Chang served as Vice President of ISDN/Digital Access Technologies at Microcom, Inc.

Mr. Robert A. Koch is presently Vice President, Engineering, Product Planning and Management for the Company, a position he has held since October 1997. Mr. Koch joined the Company in August 1993 as Product Marketing Director and held that position until April 1997. From April 1997 until October 1997, Mr. Koch served as Vice President of Product Planning for the Company.

In November 1997, Mr. Kenneth W. Hovaldt joined the Company as Vice President, Sales for the Americas and Canada. From September 1996 to October 1997, Mr. Hovaldt held the position of Vice President, Global Sales for Telco Systems. From 1988 to 1996 Mr. Hovaldt served as Senior Vice President of Marketing, Sales and Business Services for Fijitsu Network Switching of America, Inc.

Mr. Jack A. Ritter joined the Company in December 1997 as Vice President, Asia Pacific Operations. Prior to joining Proteon, Mr. Ritter was the Director of Marketing and Sales for the Southeast Asia Trade Alliance since 1995. From 1993 to 1995 Mr. Ritter held the position of Director of Independent Company Sales for Fujitsu Networking Switching of America, Inc.

LAN PRODUCTS AGREEMENT

In mid-1997, Proteon, Inc. and Microvitec PLC jointly announced the signing of an agreement that provides for Microvitec to resell certain of Proteon's products and obtain intellectual property rights for the Company's Ethernet LAN products, manufacturing licenses, and access to other Proteon resources to develop products and services for the LAN marketplace. Proteon LAN Products are now being sold under the name "Proteon LAN Products by Microvitec," as well as under the "Proteon" nameplate.

Microvitec PLC is a publicly listed information technology group based in Bradford, UK, with 1997 annual revenues of approximately 55 million pounds ($91 million U.S.). The group has three divisions - Software, Networking and Displays
- and operations in the UK, Germany, Canada and USA. The Network Division includes companies that supply components to the major LAN equipment manufacturers, manufacturers of Token Ring, Ethernet and wireless LAN products and a large systems integrator.

COMMITMENT TO OPEN STANDARDS

Proteon and OpenROUTE Networks have always been committed to open, standards-based product offerings. The Company believes that developing products that offer multi-vendor interoperability achieved through leadership in, and adherence to, open networking standards will continue to expand market opportunities for many years to come. Proteon believes that the Company contributes significant technical expertise to the development, promulgation and adoption of key industry standards.

From a historical perspective, The Company co-authored both the Simple Network Management Protocol (SNMP) network management standard and the Open Shortest Path First (OSPF) internetwork routing standard. The Company has also developed and shipped an extension to OSPF known as Multicast. Proteon continues to be an active member of the OSPF Interoperability Group, an industry consortium formed to ensure interoperability and further the acceptance of this important standard. The Company has also continued to execute another high-level standards activity as it has aggressively marketed its Data Link Switching (DLSw) technology. DLSw technology, an industry standard, allows the Company's routers to encapsulate Systems

Network Architecture (SNA) traffic in IP, thus eliminating the need to have separate backbone networks for SNA and LAN traffic. The implementation of DLSw technology in its routing products continues to give the Company opportunities in larger, headquarters site operations.

STRENGTHENING THE INTERNET ACCESS PRODUCT LINE

The Company continued to make progress during 1997 in introducing products for the segments of the Internet Access marketplace that it believes are key to its business strategy.

During 1997, the Company introduced two new major product lines. At the Networld+Interop trade show in Atlanta, OpenROUTE Networks unveiled the GTX 1000, a new class of modular router that the Company believes leads the industry in price/performance, network security, ease-of-use and management, and investment protection. Designed and engineered to significantly reduce the cost of investment in the essential networking equipment for Internet, Intranet and Wide Area Networking (WAN) Connectivity, the GTX 1000 has a unique design that puts the processing unit, memory, operating system software, and a built-in Ethernet interface in the base unit. Depending on their individual needs, users then select from a wide range of interface modules to be plugged into the three configurable slots. This breakthrough design in a single box gives users the flexibility to mix and match modules and add or change capabilities as their needs change. The Company has applied for a U.S. Patent on the GTX 1000.

The GTX 1000 is also the first router in its class to ship with true Virtual Private Network (VPN) functionality. VPNs, which are rapidly driving the global acceptance of Internet commerce, connect sites within an organization's Intranet over a public network such as the Internet. The VPN provides secure connections via data encryption and authentication to guarantee the privacy of the information as it passes over the public network. The GTX 1000 is priced according to the modules selected. The product began shipping in December 1997. When ordering, users can start with a single module and then add other capabilities as their networks grow internally and expand geographically. The GTX 1000 can support up to three "personality modules" including serial interfaces with integrated CSU/DSU technology. ISDN modules are offered in four variations (ISDN "U", ISDN "S/T", ISDN "U" with POTS, and ISDN "S/T" with POTS) and are homologated for worldwide deployment. The GTX 1000 can also support up to three modem modules, including support for 56K.

Toward the end of 1997, the Company introduced the Dragon(TM) series of Internet Access devices. The two new Dragon products, which were formally introduced before some 50,000 Internet World attendees in New York City, allow small businesses to connect all their employees to the Internet through one small unit. The base model Dragon features the ultimate in ease-of-use features and the Company believes it is the best value on the market. The Dragon series gives users the cost benefit of connecting their workgroup of PCs to the Internet using a single shared Internet account via a shared modem and one telephone line. Dragon users also have room to grow with an upgrade path to the Dragon Pro. The Dragon Pro is ideal for the professional working at home or in a small office. It features support for inbound calls; support for inbound connections from the Internet; support for personal Web servers and other small office servers; upgradability to dedicated high speed Internet links; and an upgrade path to OpenROUTE Networks' GT Business Series product line. The base model Dragon comes standard with a wide range of software features including TCP/IP, asynchronous dial-up operation, PPP with PAP, CHAP, and compression. A secure Internet connection is provided through Network Address Translation
(NAT). The Dragon Pro adds support for synchronous operation and other advanced software features. Both Dragon products feature a 5-year limited warranty. Dragon models, which began shipping in February 1998, are first available from OpenROUTE Networks' Web site (http://www.openroute.com) and specialty catalogs. The Company is also recruiting partners to sell Dragon products through the retail channel.

Also during the past year, the Company continued to expand its GT product line. New products included: the GT 65 and GT 75, which provide support for the OSPF protocol; the GTS 100 and GTS 205, more fully functional routers that now include firewall support; the GT 255, a versatile wide area network concentrator; and the GTSecure 250, a high performance LAN to LAN and LAN to WAN firewall router for more complex network connections.

MAJOR EMPHASIS ON NETWORK SECURITY AND VIRTUAL PRIVATE NETWORKS

The Company has launched a major product marketing effort for network security products. The program has been designed to address the networking marketplace's need for affordable and secure ways of remotely accessing the Internet and corporate Intranets. The Secure Internet/Intranet Program is offered to Internet Service Providers (ISPs), telcos, carriers and end users, and is based on a security hierarchy that recognizes the need for increasingly stronger security mechanisms depending upon the type of user and the type of application. During 1997, OpenROUTE Networks addressed each of those levels of user/application with strategic partnerships and products. Recent industry research indicates that in a drive to achieve greater business success in the face of increasing global competition, Internet and Intranet-based services hold the key for today's virtual organization. Acting as a global backbone, these networks can link branch offices, telecommuters, partners, suppliers or customers directly into the business process.

The first product implementation of this program was the GTSecure-60 Firewall Router, a high-performance, cost-effective solution that uniquely integrates both full firewall and routing capabilities into a single product. The Company believes that it was one of the first in the industry to offer this type of integrated security product. Most other solutions call for users to manage security in a separate server environment running expensive security software. The Company believes that its low-cost approach provides adequate network security for most small office users. Key features in the GTSecure-60 include a dynamic firewall capability that restricts access from unauthorized users, a sophisticated filtering system that opens only required ports while adapting to changing network and user activity, and extensive authentication services via industry-standard based RADIUS technology.

Later, the Company added the GTSecure-70 Firewall Router to its product line for ISDN connections. In addition, the Company added IP filtering technology and began active participation in testing with the National Computer Security Association. The GTSecure Firewall Routers were subsequently certified by the NCSA.

During the spring of 1997, OpenROUTE Networks, Inc. expanded the functionality of its GT line of Internet Access products to include Sun Microsystems' Simple Key Management for IP (SKIP) technology standard. Sun and OpenROUTE Networks also announced plans for future joint sales and marketing activities. OpenROUTE Networks' GTX and GT Business Series VPN solutions are interoperable with other SKIP equipped network devices, including Sun's own SunScreen(TM) SPF and SunScreen(TM) EFS Product lines, as well as the SunScreen(TM) SKIP client software for Solaris and Windows '95 (also available from Sun). The Company believes that customers who wish to communicate with their partners, customers or employees using the scalability, ubiquity, and low costs of the Internet -- but demand industrial grade security -- now have a solution that scales from client software, to the network infrastructure, on into the large scale Intranet servers. The Company believes that the combination of Sun and OpenROUTE Networks technology provides users with seamless, end-to-end network security for privacy on the Internet today.

In the fall of 1997, OpenROUTE Networks continued to expand the functionality of its product line by announcing expanded capabilities for its "ALLWays Secure(TM)" network security portfolio. The Company believes that the "ALLWays Secure" portfolio is the industry's broadest program for all-in-one, bulletproof network security. With this new VPN capability, the Company believes OpenROUTE Networks products now offer the most extensive levels of network security including; stateful IP packet inspection, user authentication for Remote Access users under the RADIUS protocol; and a dynamic Internal Firewall capability.

INTERNETWORKING SOFTWARE LICENSING WITH OPENROUTE

OpenROUTE Networks' world class internetworking software suite -- known as OpenROUTE -- is the foundation of the Company's high performance internetworking solutions. All of OpenROUTE Networks' internetworking products ship with this software technology. The Company has been developing this software suite for approximately 12 years. In the later half of 1994, Proteon began licensing this software. At that time, the Company completed two major internetworking software licensing agreements. These agreements were reached with IBM and Digital Equipment Corporation, two of the world's largest information technology providers. The Company has also licensed its OpenROUTE software to Motorola's Information Systems Group (ISG) and TELDAT, S.A., a leading European networking products vendor headquartered in Madrid, Spain. In late 1997, the Company announced that it had licensed a subset of OpenROUTE software to Ascend Communications.

The Company believes that open routing software will be pervasive throughout next generation networking technologies. OpenROUTE Network's charter is to expand and manage the OpenROUTE software licensing business. This unit is providing technology assessment, design feasibility and software porting analysis for OpenROUTE licensees.

OPENROUTE DEVELOPMENT

The Company continues to invest research and development spending in its OpenROUTE software. During the past year, the Company announced two new OpenROUTE software upgrades. Early in the year, the Company released OpenROUTE
2.3 which included several new WAN capabilities that significantly enhance the GT product line for ISDN links. Key new features included IP Address assignment, support for callback, improved IP filters and support for IPXWAN, a new Novell protocol that standardizes the transfer of IPX packets over various WAN media. Later in the year, the Company announced Version 3.0 of OpenROUTE software. This release featured support for OpenROUTE Addressing Services (OAS) which includes: an extensive array of IP address management and configuration capabilities; a number of Traffic Control Services (TCS) for better management of costly connections and increased traffic associated with Internet and Intranet-based networks; and enhanced ISDN with D-Channel Call-back, DOSBS and ISDN leased line support.

BUSINESS PARTNERING WITH INTERNET SERVICE PROVIDERS

The Company continues to seek out business partnerships with Internet Service Providers. The Company believes that Internet Service Providers offer a solid path of wide-scale distribution for GT and GTX products. As ISPs have evolved around the world, their equipment needs have paralleled this process. In many cases where ISPs are connecting small businesses to the Internet or Intranet, the installation of an Internet Access router is a necessity. By solidifying its presence with ISPs on a global basis, the Company believes it can expand its distribution and increase the potential to grow its business. The Company does not currently have any agreements with ISPs that provide for the exclusive installation of OpenROUTE Networks products. However, a major effort is being made to work on development with ISPs, the goal of which is to ensure that OpenROUTE Networks' products are the preferred choice. The Company's most significant relationship continued to be with PSINet, Inc. of Herndon, Virginia. Going forward, the Company's strategy is to increase the number of ISPs that carry OpenROUTE Networks routers. The Company will also work with ISPs as they support carriers and telcos who provide outsourced networking services for corporations.

COMPANY AWARDS AND HONORS

The Company continued to participate in industry-wide product testing and evaluation and, as a result, has earned a number of recent honors. In the fall of 1997, the Company won a "Tester's Choice" Award from Data Communications magazine for the performance of its GlobeTrotter (GT) 72 and 75 ISDN routers. In the September 1997 issue of ZD Internet magazine, the GT 72 was number one in a data compression test that ranked 11 competitors. Earlier, Strategic Networks Consulting, a leading market research firm, named the GT 70 the fastest overall ISDN router in a major performance test among 10 leading vendors. The GT line has also won a "Users' Choice" award from Communications News magazine. During the first quarter of 1998, the Company's GTSecure 70 Firewall Router scored one of the top two performance marks in an industry-wide test sponsored by Network Computing magazine. The Company earned further recognition of its innovative products when the GTX 1000 was voted a finalist in the Paris Networld+Interop '97 Best of Show Awards for Best Internetworking Product.

LOCAL AREA NETWORKING PRODUCTS

The Company is continuing to market a number of Token Ring LAN products. However, as mentioned earlier in this report, the Company is putting less emphasis on LAN products than in previous years. The decision to partner with Microvitec enhances the Company's ability to support current LAN customers and future prospects. As the relationship with Microvitec ensues, Proteon will continue to sell and service its brand name LAN products. Microvitec will undertake its own sales and marketing efforts to market products under the Proteon LAN Products by Microvitec brand name. In the future, Microvitec and Proteon will share product development and engineering resources.

LOCAL ACCESS (TOKEN RING ADAPTERS)

Token Ring adapters provide the physical connectivity and Token Ring signaling between the PC or workstation and the LAN cabling. Proteon markets the ProNET family of Token Ring adapters. The family supports unshielded twisted pair (UTP) and shielded twisted pair (STP) cabling options, the major PC platforms, and the leading network operating systems.

The ProNET-4/16 Plus Series features models for all popular personal computer bus types, including Industry Standard Architecture (ISA), Extended Industry Standard Architecture (EISA), MicroChannel Architecture (MCA), Personal Computer Memory Card International Association (PCMCIA), and Peripheral Component Interconnect (PCI). The Company's newer model adapters are fully compatible with the hundreds of thousands of earlier ProNET-4/16 models now operating in production systems around the world.

The ProNET-4/16 family has demonstrated a Mean Time Between Failure (MTBF) of more than 900,000 hours, or 200 years of continuous operation. All the Plus Series adapters have a limited lifetime warranty, are designed with state-of-the-art technology such as Surface Mounted Technology components, have high levels of integration and are software configurable.

Plus Series adapters also come with an assurance of interoperability. Proteon offers a broad suite of certified compatible software drivers. Its RapiDrivers are included as a standard feature inside leading network operating system software such as Novell NetWare 4.0, Banyan VINES and Microsoft Windows NT. Proteon's adapters have achieved interoperability certification with popular third-party intelligent hub products in testing at the Token Ring Interoperability Lab (TRIL) in Santa Clara, California.

Intelligent hubs are important elements for building structured and manageable local area networks (LANs), since they provide connectivity and management of the different cabling schemes and LAN topologies used throughout the network. Proteon's Token Ring intelligent hubs and wire centers, which compete in the workgroup network computing market, provide flexible and modular solutions to cabling, as well as centralized physical network management and configuration. The Company's Series 80 and Series 70 Intelligent Wire Center families provide integrated support for 4/16 Mbps UTP, STP and fiber optic cabling, and are appropriate for workgroups of up to 30 users.

The Company also markets the Series 75 Stackable Hub family, a portfolio of standards-based, high-performance products that provides a cost effective solution for building networked workgroups and extended workgroups and meeting the demands for current and evolving client/server applications. The Series 75 Hub line is based on the p7500 base unit, a 16-port, self-managed active UTP hub. The p7500 has a rear panel option slot for the addition of stack and SNMP management modules, and modular ports for installation of trunk options such as fiber optic links. The Series 75 architecture will support a stack of nine units high, thus providing connectivity for up to 144 users.


MARKETING, SALES AND CUSTOMERS

End-users of the Company's products have typically been organizations with critical applications requiring connectivity integrating their headquarters and wide area computing environments. The Company's marketing and distribution strategy is to reach these end-users primarily through an indirect sales channel comprised of selected large systems integrators, Internet Service Providers, original equipment manufacturers (OEMs), value added resellers (VARs), telecommunications carriers, and distributors with experience in network integration and a reputation for excellent service. As the Company moves forward, it will be targeting a customer base that may not be familiar with standard networking terms. The Company believes that this new generation of users is mainly comprised of business executives who have used the Internet in the home environment, and are now demanding this type of connectivity in the workplace.

MARKETING PROGRAMS

The Company understands the critical nature of creating end-user awareness for its products and capabilities. The Company's marketing programs in 1997 and planned marketing programs for 1998 are focused on channel, telco, ISP, and end-user awareness through: direct mail campaigns; targeted advertising; significant educational and product announcement activities; public relations; seminar programs; electronic advertising mediums such as the Internet; and regional and large, national industry trade shows. These programs are intended to enhance brand name recognition for the Company and its products with end-users, generate sales leads for the Company's field sales force and the Company's resellers, and support the sales efforts of its resellers. In the future, the Company plans to devote more time and money to increasing recognition of OpenROUTE Networks brand name. In conjunction with the creation of OpenROUTE Networks, the Company adopted a new, colorful logo that will play a key role in the branding campaign. The Company plans to use some consumer-oriented branding techniques to better drive sales. In 1998, the Company also intends to launch new reseller programs and recruit more reseller partners.

Field Sales Force

The Company's field sales force is primarily responsible for providing sales support and training to the Company's systems integrators, OEMs, ISPs, VARs, telecommunications carriers, and distributors. In 1997, the Company focused a portion of its sales force on direct presence at end-user sites with the goal of providing awareness to the end-user of Proteon and OpenROUTE Networks' products and the development of leads to support its reseller partners. The field sales force has a number of offices in the United States, and international offices in London, Singapore, Tokyo, Toronto, Paris, and Hong Kong. In late 1997, the Company incurred expenses to add additional sales personnel in various parts of the world. In a limited number of sales situations, the Company sells directly to end user customers.

Systems Integrators and OEMs

Proteon and OpenROUTE Networks sell a large number of units through systems integrators and OEMs. These organizations typically have technical expertise and an installed customer base in either telecommunications or computer communications, and are experienced in the sale and support of complex networking solutions. In late 1997, and continuing into 1998, the Company is attempting to increase its shipments through telecommunications providers who install customer premise equipment. This trend is often referred to as outsourcing.

VARs

The Company also sells its complete product line through Value Added Resellers
(VARs), which include Premier Access Partners and smaller regional VARs in markets around the world. Many of these VARs are selected for their capability to sell to and service small to medium-sized organizations, as well as for their expertise in vertical industries or technologies. The Company's VARs also include a number of large national and regional resellers. In late 1997, and continuing into 1998, the Company has been de-emphasizing its reliance on VARs and concentrating more of its sales efforts through telecommunications carriers, ISPs and other service providers.

Distributors

Proteon sells a substantial portion of its Token Ring adapter and intelligent hub and wirecenter products in North America to a number of distributors, which usually resell to resellers and dealers, including several national chains. Typically, distributors market Proteon's Token Ring and intelligent hub products to dealers, whereas VARs sell the complete product line, including routers, to end-users. The Company's distributors include Ingram Micro and Tech Data. Distributors also carry OpenROUTE Networks' internetworking products and service the needs of VARs and other types of system integrators.

INTERNATIONAL SALES

The Company's products are currently marketed, sold and serviced internationally by over 60 distributors, VARs, and OEMs. These resellers generally have non-exclusive agreements applying to a countrywide territory. International sales accounted for approximately 35.4% percent of net sales in 1997.

BACKLOG

Because of the generally short cycle between order and shipment (typically less than 45 days) and occasional customer-initiated changes in delivery schedules, the Company does not believe its backlog as of any particular date is necessarily indicative of future sales levels.

CUSTOMER SUPPORT AND SERVICE

The Company's customer service organization provides a comprehensive suite of service and support programs for resellers and end-users. The underlying philosophy of the Company is to provide end-users with alternatives for acquiring services for their networking requirements. Users can contract directly with the Company for service. Additionally, Proteon offers multiple maintenance contract options designed to match the servicing capabilities and needs of the customer. The service offerings consist of technical support (remote and on-site), maintenance contracts, hardware and software upgrades, product exchange, spares, depot repair, and professional services.

RESEARCH AND PRODUCT DEVELOPMENT

Management believes the Company's future success depends in large part upon timely enhancement of existing products and the development of new products that not only maintain technological excellence, but also improve the capabilities, efficiency, and cost-effectiveness of the end-users' data communications networks. The Company is developing new products to improve price/performance ratios, enhance its network management capabilities, simplify ease of use, enhance network security and ensure interoperability with other vendors' standards-based products. The Company is also helping to define and support emerging industry standards that underly the use of new technological capabilities. The Company is currently participating in a variety of Internet Engineering Task Force (IETF) working groups, and the IEEE 802.5 and 802.12 subcommittees.

In 1997, 1996, and 1995, the Company's research and product development expenditures were $5,987,000, $9,353,000, and $8,802,000, respectively. All of the Company's expenditures for hardware and software research and development costs have been expensed as incurred.

MANUFACTURING

The Company's manufacturing operations primarily consist of systems level integration and testing. The Company has developed a strategic relationship with U.S. Assemblies, Taunton, Mass., a major subcontract manufacturer with access to cost-effective, high volume manufacturing, distribution, and repair capability worldwide. U.S. Assemblies manufactures the Company's board assemblies for its router, hub, and adapter card product lines and specific, turnkey manufacturing for a number of Proteon and OpenROUTE Networks products. The Company believes that in the event of an interruption in manufacturing at U.S. Assemblies, alternative subcontractors could be brought on line quickly. U.S. Assemblies also operates a number of other facilities across the United States. Proteon does some final assembly and testing of its intelligent hubs and routers at its Westborough, Massachusetts manufacturing facility. A repair depot and logistic operation is also located at Westborough, coordinating global service requirements for all products.

The Token Ring chipsets used in the Company's 4/16 Mbps adapters are currently manufactured by Texas Instruments. The Company has an agreement with Texas Instruments under which it believes it will be able to obtain adequate supplies of these chipsets in a timely manner to meet customer demand. However, the reduction or interruption in supply or a significant price increase could adversely affect the Company's operating results. The RISC processor presently used in the Company's CNX 600 and CNX 500 bridging routers is available solely from AMD. The Company believes, however, that other available RISC processors could be substituted for the AMD chip, if necessary, with some product modifications. Certain logic semiconductors, signal processors, and subassembly components used in the Company's products are also available only from limited sources. The Company has not experienced any significant problems in obtaining required supplies of such limited source components and believes that alternative sources could be developed quickly. However, such shortages could result in production delays that might adversely affect the Company's business. The Company's line of GTX and GT Business Series products incorporates microprocessors supplied by Motorola. The Company is not aware of any shortages of chips from Motorola, and believes that supplies will be adequate for the coming year.

Proteon continues to have OEM arrangements with manufacturers for some of its Token Ring product offerings. The Company does not feel these arrangements jeopardize the quality of the products the Company is shipping. In most cases, if supply from one vendor was interrupted or made scarce, the Company could find a comparable source for the affected product with limited delays in shipment.

COMPETITION

The data communications, networking and computer industries are highly competitive and characterized by rapidly changing technology and evolving industry standards. These advances result in frequent new product introductions, increased capabilities and improvements in the relative price/performance of networking products. The Company competes with several companies having greater research and development, marketing and financial resources, manufacturing capability, customer support organizations, and name recognition than those of Proteon and OpenROUTE Networks.

Internet Access Market Competition

In its newer GTX and GT Business Series product lines, the Company manufactures routers that connect users on the network edge. The Company believes that major competitors in this market segment include Ascend Communications, Livingston Systems, Netopia Systems, Cisco Systems, 3COM, Bay Networks, Xyplex, ACC, and Ramp Networks, among others.

Local Area Networking Competition

IBM dominates the market for Token Ring network adapter card products. Other significant competitors in the market for Token Ring adapter cards include Madge Networks and Olicom. While Token Ring networking is an industry standard, Proteon believes that its ability to successfully address the market for Token Ring network products is dependent upon the compatibility and interoperability of the Company's products with products offered by IBM and upon maintaining compatibility with the Token Ring standard as it continues to evolve.

In addition, IBM is both the dominant supplier of Token Ring network products as well as an established vendor of computer and networking systems and products at most of the Company's existing and potential end user sites. As a result, the Company believes that in order to address the market for Token Ring network interface card products successfully, the Company's products and systems must have more features, greater functionality, higher performance and/or lower price than those offered by IBM. In the past, the Company believes it has been successful in offering Token Ring network interface card products with better features, functionality, performance and/or price than Token Ring products offered by IBM.

INTELLECTUAL PROPERTY RIGHTS

The Company was granted a patent on February 18, 1992, for its Token Ring synchronization technology, commonly referred to as JitterBuster. On July 21, 1992 the Company was granted a patent for Token Ring Equalizer. Each of these patents has a life of 17 years from the date of grant. In September 1997 the Company applied for a U.S. patent for its GTX modular Internet Access router.

Currently, Proteon relies principally upon a combination of contractual rights, trade secrets, and copyright laws to establish and protect its proprietary rights in its products. The Company believes that because of the rapid pace of technological change in the data communications and computer industries, the legal protection for its products is a less significant factor in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

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

RISK FACTORS

Technological Change, New Products and Industry Standards

The data communications industry continues to undergo a fundamental shift away from hierarchical single vendor systems to open, peer-to-peer communications networks and information management tools that provide users with greater computing power and access to information. This evolution has fostered the growth of two dynamic markets: workstations and networking. Workstations deliver increasingly powerful, personal productivity tools, and data communications networks provide the "highways" that distribute and share leverage and manage information resource.

As the deployment of networks matures, four recent trends continue to develop: networking of remote sites to the headquarters office via remote access routers; reduction of network congestion with the implementation of local area networks (LAN's); segmentation using various switching technologies; and the push by businesses of all sizes and individuals to connection their systems and networks to the Internet.

Proteon is positioning itself as a company focused on the network access market. Proteon views the networks access market as having two segments - Internet access and local access. Its current strategy is based upon concentration on the Internet access market segment.

The market for the Company's products in characterized by rapidly changing technology, new product introductions and multiplicity of current and evolving industry standards. Accordingly, the Company believes that its future success will depend on its continuing ability to enhance and expand its existing products and to develop or private label other manufacturer's technology and introduce in a timely fashion new products which incorporate new technologies, conform to standards and achieve market acceptance.

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

Manufacturing and Supply; Dependence on Suppliers

The Company's manufacturing operations primarily consist of assembly, testing and quality control of materials, components, subassemblies, and systems. US Assemblies, a major subcontract manufacturer with access to cost effective, high volume manufacturing, distribution, and repair capability worldwide, and other manufacture and majority of Proteon's board assemblies for its router, hub, and adapter card product lines.

The Token Ring chipsets used in the Company's 4/16 Mbps and 4 Mbps adapters are currently manufactured for external sale solely by Texas Instruments. The Company has a agreement with Texas Instruments under which it believes it will be able to obtain adequate suppliers of these chipsets in a timely manner to meet customer demand.

Certain logic semiconductors, signal processors, and subassembly components used in the Company's products are also available only from limited sources. The Company has not experienced any significant problems in obtaining required supplies of such limited source components and believes that alternative sources could be developed quickly, in necessary.

Proteon continues to have OEm arrangement with manufacturers for some of its Ethernet product offering. In most cases, if supplies from one vendor were interrupted or reduced, the Company could find a comparable source for the affected product with limited delays in shipment.

The inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which would adversely affect the Company's operation results. There can be no assurance that, in the event of interruptions in contract manufacturing, supplies of components from sole or limited sources or supplies of units from OEM vendors or similar occurrences, the Company could find and engage suitable alternatives in a timely manner. Such interruptions or the inability of Proteon to counteract them successfully could have an adverse effect on the Company's business, operations and finances.

Intellectual Property

Currently, Proteon relies principally upon a combination of contractual rights, trade secrets, and copyright laws to establish and protect proprietary aspects of its products. The Company believes that, because of the rapid pace of technological change in the data communications and computer industries, legal protection for its products is a less significant factor in the Company's success than the knowledge, ability, and experience of the Company's employee, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. However, should a successful challenge be mounted against the rights of Proteon in and to its intellectual property, by allegations of infringement on the rights of other or for any other reason, the Company's business, operations and finances could be adversely affected. Certain technology used in the Company's products is licensed by the Company from third parties. The termination of certain of these license would have a material adverse effect on the Company's operations.

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

Internet Access (Routers)

Proteon expects to participate significantly in the market segment of internet access routing specifically addressing the needs to users to connect to the Internet of build corporate intranets The Company has enhanced its internet access capabilities with the introduction of new products and expanded its presence in the Integrated Services Digital Network (INDN) marketplace.

LAN Access

The Company continues to sell Token Ring Switches; intelligent hubs that provide connectivity and management of different network cabling schemes and LAN topologies; Ethernet hubs, the ProNET/E series, for the workgroup market segment; Token Ring hubs, the Serial 75 Stackable Hub family for building networked and extended workgroups; Token Ring adapters for physical connectivity and Token Ring signaling between a PC or workstation and LAN cabling; a muliport cards intended to provide a full range of solution for the client/server marketplace. The Company also seeks opportunities to leverage technology through licensing arrangements.

Internetworking Software

OpenROUTE(TM), Proteon's internetworking software suite, is the foundation of the Company's high performance Internet access products. All of the Proteon's internetworking products ship this software technology installed. Also, Proteon licenses this software to other providers of internetworking products.

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

Research and Product Development

Management believes the Company's future success depends in large part upon timely enhancement of existing products and the development of new products that not only maintain technological excellence, but also improve the capabilities, efficiency, and cost effectiveness of the end users' data communication networks. The Company is developing new products to improve price/performance ratios, enhance its network management capabilities, simplify ease of use, and ensure interoperability with other vendors' standards based products.

Variability of Quarterly Operating Results

The Company's quarterly operating results may vary significantly depending upon factors such as the timing of new product announcements and releases by the Company and its competitors, the timing of significant orders, the mix of products sold and the mix of distribution channels through which the products are sold. In addition, substantially all of the Company's sales in each quarter result from orders booked in that quarter. Consequently, if sales do not close in any quarter as anticipated, the Company's results of operations for that quarter would be adversely affected. Further, the Company's expense levels are based, in part on its expectations of future sales. If sales levels are below expectations, operating results may be adversely affected. Also, quarterly results can be materially affected by the existence and/or the timing of software licensing revenues.

Method of Distribution

The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of Internet Service Providers ("ISPs"), Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and distributor. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller accounted for approximately 11%, 11% and 12%, of the Company's sales in 1997, 1996 and 1995, respectively, and a second reseller accounted for approximately 8%, 14% and 10% of the Company's sales in 1997, 1996, and 1995, respectively.

There can be no assurance that the Company has selected appropriate channels of distribution for its products or that existing resellers will dedicate adequate resources to sales of the Company's products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.

Marketing, Sales and Customers

End users of Proteon's products have typically been organizations with critical applications requiring connectivity integrating their headquarters and wide area computing environments. Proteon's marketing and distribution strategy is to reach these end users primarily through an indirect sales channel comprised of ISPs, OEMs, VARs and distributors with experience in network integration and reputation for excellent service. In addition, the Company's strategy includes increased presence of Proteon's sales force in end user sites.

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

International Sales, Regulatory Standards and Currency Exchange

International sales accounted for 35.4%, 38.3% and 35.7% in 1997, 1996 and 1995 respectively, of the Company's net sales and the Company expects that international sales will continue to be a significant portion of the Company's business. Foreign regulatory bodies continue to establish standards different from those in the United States, and the Company's products are designed generally to meet those standards. The inability of the Company to design products in compliance with such foreign standards could have an adverse effect on the Company's operating results. The Company's international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs and difficulties in obtaining export licenses.

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

Certain Charter and By Law Provisions

The Company's Amended and Restated Articles of Organization and By Laws contain certain provisions that could have the effect of making it more difficult for the third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

YEAR 2000

The Company has given careful consideration to all systems and equipment, which may be affected by the Year 2000 issue. Management is in the process of developing an action plan that provides for the repair of replacement of all systems with exposure to Year 2000 problems by the end of 1998, the cost of which is not expected to have a material financial impact on the Company. The plan calls for a combination of internal and external resources. The commitment of internal resources is not expected to have a significant impact on the Company's future sales and operating results.

EMPLOYEES

As of December 31, 1997, The Company employed a total of 127 persons, including 69 in sales, marketing and customer support, 27 in engineering and product development, 13 in manufacturing, and 18 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its employee relations are good.

REGISTERED TRADEMARKS

Proteon, OpenROUTE, TokenVIEW and ProNET are registered trademarks and JitterBuster CNX 600, CNX 500, CNX 400, DNX 350, RapiDriver, OneVIEW, and OverVIEW are trademarks of Proteon. Ethernet is a registered trademark and XNS is a trademark of Xerox Corporation. IBM and NetView are registered trademarks and SNA is a trademark of IBM. Motorola is a trademark of Motorola, Inc.; AMD is a trademark of Advanced Micro Devices, Inc. AT&T is a trademark of AT&T.

                              ITEM 2.  PROPERTIES

The Company's principal administrative, marketing, manufacturing and product development facilities are located in one building in Westborough, Massachusetts and occupied a total of approximately 44,000 square feet as of December 31, 1997. The Company occupies these facilities under a lease agreement that expires in April 2002. The Company has the option to extend the term of the lease of its primary office and manufacturing facility for two five-year periods commencing on May 1, 2002 and May 1, 2007. In addition, the Company leases nine sales and support offices elsewhere in the United States and abroad. The Company believes that its existing facilities are adequate for its current needs.

                           ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to any material legal proceedings nor is any property of the Company the subject of material legal proceedings.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

                     ITEM 5. MARKET FOR PROTEON COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

         The section entitled "Stock Price History" in the 1997 Annual Report is incorporated herein by reference.


                         ITEM 6. SELECTED FINANCIAL DATA

         The table entitled "Selected Consolidated Financial Data" contained in the 1997 Annual Report is incorporated herein by reference. The table should be read in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in the 1997 Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations.


                         ITEM 7. MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1997 Annual Report is incorporated herein by reference.


               ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

         Not applicable.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Quarterly Financial Data" and "Report of Independent Accountants" contained in the 1997 Annual Report are incorporated herein by reference.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                   OF PROTEON

         The sections entitled "Information About The Executive Officers," "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's 1998 Proxy Statement which the Company intends to file with the Securities and Exchange Commission on or about April 8, 1998 are incorporated herein by reference.


                         ITEM 11. EXECUTIVE COMPENSATION

         The sections entitled "Compensation of Directors and Executive Officers" contained in the 1998 Proxy Statement is incorporated herein by reference.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Principal Shareholders" contained in the 1998 Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

(a)      Financial Statements, Schedule, and Exhibits

         The financial statements, schedule, and exhibits listed below are filed as part of this Report:



1.   Financial statements:

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

2.  Schedule:

         II       Valuation and Qualifying Accounts

                  Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes submitted.

3.  Exhibits:

         Exhibit
         Number             Description

         (3.1)    Restated Articles of Organization as Amended
         (3.3)    By-Laws, as amended and restated
         (4.1)    Article 4 of the Restated Articles of Organization, (See
                  Exhibit 3.1)
         (4.2)    Form of Common Stock Certificate
         (10.1)   Manufacturing Services Agreement, dated August 1, 1989 between the Registrant and Texas Instruments, Inc.
         (10.2)   Purchase Agreement, dated August 1, 1989 between
                  the Registrant and Texas Instruments, Inc.
         (10.3)   Software License Agreement, dated January 1, 1990 between the
                  Registrant and Noel Chiappa
         (10.4)*  1991 Restated Stock Option Plan
         (10.5)*  1988 Nonqualified Stock Option Plan
         (10.6)*  Restated Employee Stock Award Plan
         (10.7)*  Consulting Agreement, dated August 31, 1989 between the
                  Registrant and David Clark
         (10.8)*  Form of Indemnification Agreement. An Indemnification
                  Agreement was entered into by and between the Registrant and each of: Steven J. Bielagus, Daniel Capone, Jr., David Clark,
                  Howard C. Salwen, and certain other former Directors and Executives. Although the agreements were executed on various dates, each is the same as the Form of Indemnification
                  Agreements in all material respects and details, and therefore the individual agreements are not filed herewith.
         (10.9)*  Executive Compensation Arrangements Not Set Forth in Formal
                  Documents
         (10.10)* Consulting Agreement, dated August 25, 1993, between the
                  Registrant and Howard Salwen
         (10.11)* Employment Agreement dated March 18, 1994, between the
                  Registrant and Steven J. Bielagus.
         (10.12)* Employment Agreement dated June 27, 1994 between the
                  Registrant and Daniel J. Capone, Jr.
         (10.13)  Lease Agreement dated December 19, 1994 between the Registrant and WCB Twenty Limited Partnership.
         (10.14)* Severance Compensation Agreement dated March 11, 1996 between the Registrant and William T. Greer
         (10.15)* Employment Agreement dated October 16, 1996 between the
                  Registrant and Robert J. Connaughton, Jr.
         (10.16)* Severance Compensation Agreement dated October 21, 1996 between the Registrant and Robert J. connaugton, Jr.
         (10.17)* Form of Severance Compensation Agreement. A Severance
                  Compensation Agreement was entered into by and between the Registrant and each of: Robert Koch, Steven T. Shedd, Richard
                  J. Arena, Eugene Y. Chang, Daniel Capone, Jr., Steven J.
                  Bielagus, Kenneth Holvaldt and Jack A. Ritter. Although the agreements were executed on various dates, each is the same as the Form of Severance Compensation Agreements in all material respects and details, and therefore the individual agreements are not filed herewith.
         (10.18)  Amendment to Lease Agreement dated December 19, 1994 between the Registrant and WCB Twenty Limited Partnership, dated May
                  23, 1997

         Exhibit
         Number             Description

         (11)     Statement RE: Computation of Per Share Earnings
         (13) The Annual Report to Stockholders of the Company for the fiscal year ended December 31, 1997 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)
         (21)     Subsidiaries of the Registrant
         (23)     Consent of Coopers & Lybrand L.L.P.
         (27)     Financial Data Schedule

    * Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit to this Form 10-K.

    (b)  Reports on Form 8-K
         The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Proteon, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PROTEON, INC.
                            (Registrant)


March 25, 1998         By:/s/ Daniel J. Capone, Jr.
                       ------------------------------------
                       Daniel J. Capone, Jr.
                       President & Chief Executive Officer
                       (principal executive officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 25, 1998         By:/s/ Daniel J. Capone, Jr.
                       ----------------------------
                       Daniel J. Capone, Jr.
                       President & Chief Executive
                       Officer and Director

March 25, 1998         By:/s/ Steven T. Shedd
                       ----------------------
                       Steven T. Shedd
                       Vice President, Finance and Chief Financial Officer
                       Treasurer and Clerk
                       (principal financial officer)

March 25, 1998         By:/s/ James M. Roller
                       ----------------------
                       James M. Roller
                       Corporate Controller
                       (principal accounting officer)


March 25, 1998         By:/s/ David Clark
                       ----------------------
                       David Clark, Director


March 25, 1998         By:/s/ Robert M. Glorioso
                       -------------------------
                       Robert M. Glorioso, Director


March 25, 1998         By:/s/ Howard C. Salwen
                       -----------------------
                       Howard C. Salwen, Director

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Proteon, Inc.:

Our report on the consolidated financial statements of Proteon, Inc. has been incorporated by reference in the Form 10-K from the 1997 Annual Report to Shareholders of Proteon, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14a(2) in this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                            /s/  COOPERS & LYBRAND L.L.P.
                                            -----------------------------
Boston, Massachusetts
Date: February 11, 1998

                                                                    SCHEDULE II
                                  PROTEON, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                 Balance at                   Uncollectible  Balance at
   Allowance for                 Beginning   Provision        Accounts          End of
Doubtful Accounts                of Period   for Bad Debt     Written Off       Period
---------------------------------------------------------------------------------------

Year ended December 31, 1997      $671,755    $438,773       ($183,920)        $926,608

Year ended December 31, 1996       889,276      -             (217,521)         671,755

Year ended December 31, 1995       887,524      -                1,752          889,276



EXHIBIT INDEX


Exhibit
Number                              Description

(3.1)    Restated Articles of Organization as Amended*(c) (filed as Exhibit 3.1)
(3.3)    By-Laws, as amended and restated, of the Registrant * (a) (filed as
         Exhibit 3.3)
(4.1)    Article 4 of the Restated Articles of Organization, (See Exhibit 3.1)
(4.2)    Form of Common Stock Certificate * (b) (filed as Exhibit 4.2)
(10.1) Manufacturing Services Agreement, dated August 1, 1989 between the Registrant and Texas Instruments, Inc. * (a) (filed as Exhibit 10.3)
(10.2) Purchase Agreement, dated December 1, 1990 between the Registrant and Texas Instruments, Inc. * (a) (filed as Exhibit 10.4)
(10.3) Software License Agreement, dated January 1, 1990 between the Registrant and Noel Chiappa * (a) (filed as Exhibit 10.5)(+)
(10.4)   1991 Restated Stock Option Plan * (d) (filed as Exhibit 19.1)
(10.5)   1988 Nonqualified Stock Option Plan * (a) (filed as Exhibit 10.7)
(10.6)   Restated Employee Stock Award Plan * (a) (filed as Exhibit 10.8)
(10.7) Consulting Agreement, dated August 31, 1989 between the Registrant and David Clark * (a) (filed as Exhibit 10.11)
(10.8) Form of Indemnification Agreement. An Indemnification Agreement was entered into by and between the Registrant and each of: David Allen, Steven J. Bielagus, Daniel Capone, Jr., David Clark, Howard C. Salwen, and certain other former Directors and Executives. Although the agreements were executed on various dates, each is the same as the Form of Indemnification Agreements in all material respects and details, and therefore the individual agreements are not filed herewith. * (a) (filed as Exhibit 10.17)
(10.9)   Executive Compensation Arrangement Not Set Forth in Formal Document*
         (e) (filed as Exhibit 10.26)
(10.10) Consulting Agreement, dated August 25, 1993, between the Registrant and Howard Salwen * (f) (filed as Exhibit 10.1)
(10.11) Employment Agreement, dated March 18, 1994, between the Registrant and Steven J. Bielagus * (g) (filed as Exhibit 10.3)
(10.12) Employment Agreement, dated June 27, 1994 between the Registrant and Daniel J. Capone, Jr. * (h) (filed as Exhibit 10.4)
(10.13) Lease Agreement dated December 19, 1994 between the Registrant and WCB Twenty Limited Partnership * (i) (filed as Exhibit 10.31)
(10.14) Severance Compensation Agreement dated March 11, 1996 between the Registrant and William T. Greer * (j) (filed as Exhibit 10.28)
(10.15) Employment Agreement, dated October 16, 1996 between the Registrant and Robert J. Connaughton, Jr. * (j) (filed as Exhibit 10.29)
(10.16) Severance Compensation Agreement dated October 21, 1996 between the Registrant and Robert J. Connaughton, Jr. * (j) (filed as Exhibit 10.30)
(10.17) Form of Severance Compensation Agreement. A Severance Compensation Agreement was entered into by and between the Registrant and each of:
         Robert Koch, Steven T. Shedd, Richard J. Arena, Eugene Y. Chang, Daniel
         J. Capone, Jr., Steven J. Bielagus, Kenneth Holvaldt and Jack A. Ritter. Although the agreements were executed on various dates, each is the same as the Form of Severance Compensation Agreements in all material respects and details, and therefore the individual agreements are not filed herewith.
(10.18) Amendment to Lease Agreement dated December 19, 1994 between Registrant and WCB Twenty Limited Partnership, dated May 23, 1997

Exhibit
Number             Description

(11)     Statement RE: Computation of Per Share Earnings
(13) The Annual Report to Stockholders of the Company for the fiscal year ended December 31, 1997 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)
(21)     Subsidiaries of the Registrant
(23)     Consent of Coopers & Lybrand L.L.P.
(27)     Financial Data Schedule


         All exhibit descriptions followed by an asterisk and a letter in parentheses were previously filed with the Securities and Exchange Commission as Exhibits to, and are hereby incorporated by reference from, the following documents:
         (a) Registrant's Registration Statement on Form S-1 Registration No. 33-40073.
         (b) Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-A, File No. 0-19175.
         (c) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
         (d) Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1992.
         (e) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
         (f) Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993.
         (g) Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994.
         (h) Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.
         (i) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
         (j) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

All exhibit descriptions followed by a (+) indicate documents with respect to which confidential treatment has been granted.