Form 10-Q
period 1998-03-28
PROTEON INC/MA
filed 1998-05-11
CIK 874316

                                   FORM 10 - Q

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 28, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period _________ to __________.

                         Commission File Number 0-19175



                                  PROTEON, INC.
             (Exact name of Registrant as specified in its charter)


                Massachusetts                                                              04-2531856
(State or other jurisdiction of incorporation)                                (IRS Employer Identification Number)


                  Nine Technology Drive, Westborough, MA 01581
                    (Address of principal executive offices)

                  Registrant's telephone number (508) 898-2800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

         YES   [X]                                               NO    [ ]

Indicate number of shares outstanding of each of the Issuer's classes of common stock as of March 28,1998

        Common Stock, $0.01 par value                    15,296,857
        -----------------------------                ------------------
            (Title of each class)                    (Number of shares)

                                  Proteon, Inc.

                                    Form 10-Q

                                Quarterly Report
                                 March 28, 1998

                                Table of Contents

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 28, 1998 and December 31, 1997.

                  Consolidated Statements of Operations for the three months ended March 28, 1998 and March 29, 1997.

                  Consolidated Statements of Cash Flows for the three months ended March 28, 1998 and March 29, 1997.

                  Notes to the Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


Part II. Other Information

         Item 1.  Legal Proceedings.

         Item 2.  Changes in Securities.

         Item 3.  Defaults upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

                         Part I. Financial Information

Item 1.    Financial Statements


                                 Proteon, Inc.
                          Consolidated Balance Sheets
                                 (in thousands)

                                     Assets

                                                                 March 28,          December 31,
                                                                   1998                 1997
                                                                (unaudited)
                                                                -----------         ------------
Current assets:
     Cash and cash equivalents                                    $ 5,069             $  5,317
     Marketable securities                                          9,668               12,443
     Accounts receivable, net                                       6,188                6,224
     Inventories                                                    6,102                5,710
     Deposits and other assets                                        432                  437
                                                                  -------             --------
           Total current assets                                    27,459               30,131
Property and equipment, net                                         3,071                3,272
                                                                  -------             --------
           Total assets                                           $30,530             $ 33,403
                                                                  =======             ========

                      Liabilities and Stockholder's Equity

Current liabilities:
     Accounts payable                                             $ 2,561             $  2,292
     Accrued compensation                                             361                  765
     Accrued expenses                                               2,541                2,779
     Accrued warranty                                                 676                  675
                                                                  -------             --------
           Total current liabilities                                6,139                6,511

Stockholders' equity:
     Preferred stock                                                    -                    -
     Common stock                                                     157                  157
     Capital in excess of par value                                49,381               49,347
     Accumulated deficit                                          (24,179)             (21,666)
     Accumulated translation adjustments                               88                  110
     Less treasury stock, at cost                                  (1,056)              (1,056)
                                                                  -------             --------
           Total stockholders' equity                              24,391               26,892
                                                                  -------             --------
           Total liabilities and stockholders' equity             $30,530             $ 33,403
                                                                  =======             ========


    The accompanying notes are an integral part of the consolidated financial statements.

                                 Proteon, Inc.
                     Consolidated Statements of Operations
                           for the three months ended
                     (in thousands, except per share data)
                                  (unaudited)




                                                        Three months ended
                                                     March 28,       March 29,
                                                       1998            1997
                                                     ---------       ---------
Sales:
     Product                                          $ 3,493         $ 7,592
     Software licensing                                     -             508
     Service and other                                    695           1,025
                                                      -------         -------
        Net sales                                       4,188           9,125

Cost of sales:
     Product                                            2,062           4,282
     Service and other                                    511             587
                                                      -------         -------
        Cost of sales                                   2,573           4,869

     Gross profit                                       1,615           4,256

Operating expenses:
     Research and development                           1,215           1,577
     Selling and marketing                              2,247           2,587
     General and administrative                           853             584
                                                      -------         -------
        Total operating expenses                        4,315           4,748
                                                      -------         -------

Loss from operations                                   (2,700)           (492)
Interest income, net                                      191             251
                                                      -------         -------
Loss before income taxes                               (2,509)           (241)
Provision for income taxes                                  4              72
                                                      -------         -------

Net loss                                              $(2,513)        $  (313)
                                                      =======         =======

Per share data:
Basic and diluted loss per share                      $ (0.16)        $ (0.02)
                                                      =======         =======

Basic and diluted weighted average number
  of common shares outstanding                         15,286          15,545


    The accompanying notes are an integral part of the consolidated financial statements.

                                 Proteon, Inc.
                      Consolidated Statements of Cash Flows
                           for the three months ended
                                 (in thousands)
                                  (unaudited)


                                                                               March 28,             March 29,
                                                                                 1998                   1997
                                                                               ---------             ---------
Cash flows provided by operating activities:
Net loss                                                                        $(2,513)              $  (313)
  Adjustments to reconcile net loss to cash
  flows provided (consumed) by operating activities:
     Bad debt provision                                                             154                     -
     Depreciation and amortization                                                  307                   505
     Loss on disposition of fixed assets                                              -                     1
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                    (118)               (1,385)
     (Increase) decrease in inventories                                            (392)                1,659
     (Increase) decrease in deposits and other assets                                 5                    (9)
     (Decrease) increase in accounts payable and accrued expenses                  (372)               (3,031)
                                                                                -------               -------
Net cash provided (consumed) by operating activities                             (2,929)               (2,573)
                                                                                -------               -------

Cash flows generated (consumed) by investing activities:
     Proceeds from the sale of fixed assets                                           -                     1
     Capital expenditures                                                          (106)                 (108)
     Marketable securities sales and maturities                                   3,460                     -
     Marketable securities purchases                                               (685)               (3,067)
                                                                                -------               -------
Net cash generated (consumed) by investing activities                             2,669                (3,174)
                                                                                -------               -------

Cash flows provided (consumed) by financing activities:
     Proceeds from the issuance of common stock                                      34                     3
     Purchase of treasury stock                                                       -                  (354)
                                                                                -------               -------
Net cash provided (consumed) by financing activities                                 34                  (351)
Effect of exchange rate changes on cash                                             (22)                  (63)
                                                                                -------               -------
Net increase (decrease) in cash and cash equivalents                               (248)               (6,161)
Cash and cash equivalents at beginning of period                                  5,317                16,612
                                                                                -------               -------
Cash and cash equivalents at end of period                                        5,069                10,451
                                                                                =======               =======


    The accompanying notes are an integral part of the consolidated financial statements.

                                  Proteon, Inc.
              Notes to Consolidated Financial Statements, unaudited

Management's Opinion
In the opinion of the management of Proteon, Inc. (the "Company"), the Company's consolidated financial position as of March 28, 1998 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 28, 1998 and March 29, 1997, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results for the interim periods presented. It is suggested that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report to Shareholders.

Inventories
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

--------------------------------------------------------------------------------
(in thousands)                      March 28, 1998             December 31, 1997
--------------------------------------------------------------------------------
Raw materials                               $1,270                        $1,043
Work in process                                400                           373
Finished goods                               4,432                         4,294
--------------------------------------------------------------------------------
Total inventories                           $6,102                        $5,710
--------------------------------------------------------------------------------

Net Income (Loss) Per Common Share and Common Equivalent Share
The Company adopted the requirements of SFAS No. 128 "Earnings per Share" in the fourth quarter, 1997. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share
(EPS). Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method. Outstanding options of 1,731,230 with an average exercise price of $2.06 as of March 28, 1998, and outstanding options of 1,450,463 with an average exercise price of $3.19 as of March 29, 1997 were not included in the diluted EPS computation because their effect would be antidilutive. All earnings per share amounts have been restated to conform with the SFAS 128 requirements.

Comprehensive Income
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity. For the quarters ended March 28, 1998 and March 29, 1997 total comprehensive loss was $2,535,000 and $376,000, respectively. Total comprehensive loss for the quarter ended March 28, 1998 was comprised of net loss of $2,513,000 and foreign currency translation adjustments of $22,000. Total comprehensive loss for the quarter ended March 29, 1997 was comprised of net loss of $313,000 and foreign currency translation adjustments of $63,000.

Newly Issued Accounting Standards
The FASB issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement, which supersedes Statement No. 14 "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year, however, in subsequent years, interim period information must be presented on a comparative basis. The Company is currently evaluating this Statement and its effect on financial statement disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales
Net sales for the quarter ended March 28, 1998 were $4,188,000 as compared with $9,125,000 for the quarter ended March 29, 1997, a decrease of $4,937,000, or 54.1%. Net sales for this quarter do not include $750,000, which is expected to be recognized as revenue in the second quarter of 1998, pursuant to a router research agreement executed during the first quarter of 1998 with a multi-billion dollar, multinational communications equipment provider.

Product sales for the quarter ended March 28, 1998 were $3,493,000 as compared with $7,592,000 for the quarter ended March 29, 1997, a decrease of $4,099,000, or 54.0%.

Product sales results reflect Proteon's ongoing product transition from LAN to Internet Access products. Product revenue for the quarter ended March 28, 1998 is down when compared to the same period of a year ago due to anticipated decreases in the LAN and Enterprise router product categories as well as from a decline in the average selling prices of certain GlobeTrotter products. Sales of GlobeTrotter products on a unit basis were relatively unchanged for the quarter ended March 28, 1998 when compared to the same period last year.

There was no software licensing revenue for the quarter ended March 28, 1998 compared to $508,000 for the quarter ended March 29, 1997. The Company expects that it will continue to have software licensing revenue in the future, however at varying and uncertain levels. Software licensing revenue is an ancillary component of the Company's core revenue stream but strategic in its adoption of the OpenROUTE routing technology in its markets.

For the quarter ended March 28, 1998 service and other revenues decreased by $330,000 or 32.2%, to $695,000, as compared to $1,025,000 for the quarter ended March 29, 1997. This decrease was primarily due to the reduction in service contracts worldwide resulting from the Company's decision to focus on Internet Access products, which require fewer support services.

Gross Profit
Total gross profit decreased as a percentage of net sales to 38.6% for the quarter ended March 28, 1998 from 46.6% for the quarter ended March 29, 1997. This change was the result of decreases in LAN and Enterprise router product unit sales, the lack of any software licensing revenue and a reduction in the average selling prices of certain GlobeTrotter products.

The Company's product gross profit for the quarter ended March 28, 1998 decreased slightly to 41.0% from 43.6% when compared to the same period in the prior year reflecting the reduction in the average selling prices of certain GlobeTrotter products.

Research and Development
Research and development expenses were $1,215,000 or 29.0% of net sales for the quarter ended March 28, 1998 compared to $1,577,000 or 17.3% of net sales for the same period in the prior year. The decrease in expenses of $362,000 or 23.0% was primarily due to concentrating the Company's development efforts on the Internet Access products as well as lower personnel and personnel-related costs. The Company considers investments in research and development to be critical to future revenues and intends to focus these expenditures on Internet access products.

Selling and Marketing
Selling and marketing expenses were $2,247,000 or 53.7% of net sales for the quarter ended March 28, 1998 compared to $2,587,000 or 28.4% of net sales for the quarter ended March 29, 1997, a decrease of $340,000, or 13.1%. This decrease was mainly due to reduced commissions and travel expenses associated with the lower level of revenue in the first quarter of 1998 when compared to the first quarter of 1997.

General and Administrative
General and administrative expenses were $853,000, or 20.4% of net sales for the quarter ended March 28, 1998, compared to $584,000 or 6.4% of net sales for the quarter ended March 29, 1997, an increase of $269,000, or 46.1%. This increase was principally due to provisions recorded in the first quarter of 1998 pertaining to potential international bad debts and additional professional services costs.

Provision for Income Taxes
For the quarter ended March 28, 1998, the Company booked an income tax provision of $4,000 for state income taxes and tax liabilities in its foreign subsidiaries.

Liquidity and Capital Resources
During the first three months of 1998, $2,929,000 of cash was consumed by operating activities. In addition to the cash consumed by the net operating loss for the period of $2,513,000, cash consumption was due to an increase in inventories of $392,000 and a reduction in current liabilities of $372,000.

Investing activities for the three months ended March 28, 1998, generated $2,669,000 principally from sales of marketable securities exceeding purchases by $2,775,000.

The Company's management believes that its cash, cash equivalents and marketable securities will satisfy its expected working capital and capital expenditure requirements through the next twelve months.

Safe Harbor for Forward Looking Statements
This Form 10 Q filing contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's future results remain difficult to predict and may be affected by the factors described below.

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

As the deployment of networks matures, four recent trends continue to develop: networking of remote sites to the headquarters office via remote access routers; reduction of network congestion with the implementation of local area networks
(LANs); segmentation using various switching technologies; and the push by businesses of all sizes and individuals to connect their systems and networks to the Internet.

Proteon is positioning itself as a company focused on the network access market. Proteon views the network access market as having two segments: Internet access and local access. Its current strategy is based upon concentration on the Internet access market segment.

Rapidly changing technology, new product introductions and a multiplicity of current and evolving industry standards characterize the market for the Company's products. Accordingly, the Company believes that its future success will depend on its continuing ability to enhance and expand its existing products and to develop or private label other manufacturer's technology and introduce in a timely fashion new products which incorporate new technologies, conform to standards and achieve market acceptance.

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

Manufacturing and Supply; Dependence on Suppliers
The Company's manufacturing operations primarily consist of assembly, testing and quality control of materials, components, subassemblies, and systems. U.S. Assemblies, a major subcontract manufacturer with access to cost effective, high volume manufacturing, distribution, and repair capability worldwide, and others manufacture the majority of Proteon's board assemblies for its router, hub, and adapter card product lines.

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

Product Compatibility and Competition

Network Interface Card Products
IBM dominates the market for Token Ring network interface card products. While Token Ring networking is an industry standard, Proteon believes that its ability to address successfully the market for Token Ring network products is dependent upon the compatibility and interoperability of the Company's products with products offered by IBM and upon maintaining compatibility with the Token Ring standard as it continues to evolve.

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

Internetworking Software
OpenROUTE(TM), Proteon's internetworking software suite, is the foundation of the Company's high performance Internet access and internetworking products. All of Proteon's internetworking products ship with this software technology installed. Also, Proteon licenses this software to other providers of internetworking products.

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

The Company competes with several companies having greater research and development, marketing and financial resources, manufacturing capability, customer support organizations, and name recognition than those of the Company. There can be no assurance that the Company will be able to compete successfully in the future or competitive pressures will not adversely affect the Company's business.

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

Variability of Quarterly Operating Results
The Company's quarterly operating results may vary significantly depending upon factors such as the timing of new product announcements and releases by the Company and its competitors, the timing of significant orders, the mix of products sold and the mix of distribution channels through which the products are sold. In addition, substantially all of the Company's sales in each quarter result from orders booked in that quarter. Consequently, if sales do not close in any quarter as anticipated the Company's results of operations for that quarter would be adversely affected. Further, the Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected. Also, quarterly results can be materially affected by timing of software licensing revenues, if any.

Method of Distribution
The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of Internet Service Providers ("ISPs"), Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and distributors. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller accounted for approximately 11%, 11% and 12%, of the Company's sales in 1997, 1996 and 1995, respectively, and a second reseller accounted for approximately 8%, 14 % and 10% of the Company's sales in 1997, 1996 and 1995, respectively.

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

International Sales, Regulatory Standards and Currency Exchange
International sales accounted for 35.4%, 38.3% and 35.7% in 1997, 1996 and 1995, respectively, of the Company's net sales and the Company expects that international sales will continue to be a significant portion of the Company's business. Foreign regulatory bodies continue to establish standards different from those in the United States, and the Company's products are designed generally to meet those standards. The inability of the Company to design products in compliance with such foreign standards could have an adverse effect on the Company's operating results. The Company's international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs and difficulties in obtaining export licenses.

Shares Eligible for Future Sale
Approximately 15,296,857 outstanding shares of Common Stock as of March 28, 1998 are now freely tradable or eligible for sale on the open market. In addition, options to acquire an aggregate of 644,707 shares of Common Stock were vested as of March 28, 1998, and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

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

Year 2000
The Company is reviewing all systems and equipment that might be affected by the Year 2000 issue. Management is in the process of developing an action plan that provides for the repair or replacement of all systems with exposure to Year 2000 problems by the end of 1998, the cost of which is not expected to have a material financial impact on the Company. The plan calls for a combination of internal and external resources. The commitment of internal resources is not expected to have a significant impact on the Company's future sales and operating results. To date, the Company is not aware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified, that the systems of other companies with which the Company transacts business will be corrected on a timely basis, or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

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

Item 2.     Changes in Securities:
            Not applicable.

Item 3.     Defaults upon senior Securities:
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders:
            Not applicable.

Item 5.     Other Information:
            Not applicable.

Item 6.     Exhibits and Reports on Form 8 - K:
(a)         Exhibits: See Exhibits Index

(b)         Reports on Form 8 - K:
            The Company filed no reports on Form 8 - K with the Securities and Exchange Commission during the quarter ended March 28, 1998.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Proteon, Inc.

May 11, 1998                         By: /s/ Daniel J. Capone, Jr.
                                         ---------------------------------------
                                         Daniel J. Capone, Jr.
                                         President & Chief Executive Officer
                                         (principal executive officer)


                                     By: /s/ Steven T. Shedd
                                         ---------------------------------------
                                         Steven T. Shedd
                                         Chief Financial Officer, Vice President
                                         Treasurer and Clerk
                                         (principal financial officer)

                                     By: /s/ James M. Roller
                                         ---------------------------------------
                                         James M. Roller
                                         Corporate Controller
                                         (principal accounting officer)

                                  Exhibit Index

Exhibit
Number                              Description
-------                             -----------

(3.1)             Restated Articles of Organization as Amended   * (a)
                           (filed as Exhibit 3.1)

(3.3)             By-Laws, as amended and restated, of the Registrant * (b)
                           (filed as Exhibit 3.3)

(4.1)             Article 4 of the Restated Article of Organization,
                           (See 3.1 above)

(4.2)             Form of Common Stock Certificate * (c)
                           (filed as Exhibit 4.2)

(27)              Financial Data Schedule

All exhibit descriptions followed by an asterisk and a letter in parentheses were previously filed with the Securities and Exchange Commission as Exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses corresponds, as set forth below:

(a) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(b) Registrant's Registration Statement on Form S-1 Registration No. 33-40073.

(c) Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-A, File No. 0-19175.

Where documents are incorporated by reference from previous filings, the Exhibit number of the document in that previous filing is indicated in parentheses after the incorporation by reference code.