Form 10-Q
period 1998-06-27
OPENROUTE NETWORKS INC
filed 1998-08-07
CIK 874316

                                   FORM 10 - Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 27, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the transition period _________ to __________.

                         Commission File Number 0-19175



                            OpenROUTE Networks, Inc.
                            (Formerly Proteon, Inc.)
             (Exact name of Registrant as specified in its charter)


          Massachusetts                                04-2531856
(State or other jurisdiction               (IRS Employer Identification Number)
    of incorporation)

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

                   YES  [ X ]                       NO  [ ]

Indicate number of shares outstanding of each of the Issuer's classes of common stock as of June 27, 1998


         Common Stock, $0.01 par value                15,296,857
         -----------------------------                ----------
            (Title of each class)                 (Number of shares)

                            OpenROUTE Networks, Inc.

                                    Form 10-Q

                                Quarterly Report
                                  June 27, 1998

                                Table of Contents


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 27, 1998 and December 31, 1997.

                  Consolidated Statements of Operations for the three and six months ended June 27, 1998 and June 28, 1997.

                  Consolidated Statements of Cash Flows for the six months ended June 27, 1998 and June 28, 1997.

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

         Item 3.  Defaults upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

                          Part I. Financial Information

Item 1.     Financial Statements

                            OpenROUTE Networks, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                     Assets

                                                       June 27,              December 31,
                                                         1998                    1997
                                                      (unaudited)
                                                   -----------------       -----------------
       Current assets:
            Cash and cash equivalents                       $ 4,526                 $ 5,317
            Marketable securities                             7,058                  12,443
            Accounts receivable, net                          4,614                   6,224
            Inventories                                       7,042                   5,710
            Deposits and other assets                           499                     437
                                                           --------                --------
              Total current assets                           23,739                  30,131
       Property and equipment, net                            2,877                   3,272
                                                           --------                --------

              Total assets                                 $ 26,616                $ 33,403
                                                           --------                --------
                                                           --------                --------

                      Liabilities and Stockholders' Equity

       Current liabilities:
            Accounts payable                                $ 1,483                 $ 2,292
            Accrued compensation                                508                     765
            Accrued expenses                                  3,409                   2,779
            Accrued warranty                                    676                     675
                                                           --------                --------
              Total current liabilities                       6,076                   6,511

       Stockholders' equity:
            Preferred stock                                       -                       -
            Common stock                                        157                     157
            Capital in excess of par value                   49,381                  49,347
            Accumulated deficit                             (28,055)                (21,666)
            Accumulated translation adjustments                 113                     110
            Less treasury stock, at cost                     (1,056)                 (1,056)
                                                           --------                --------

              Total stockholders' equity                     20,540                  26,892
                                                           --------                --------

              Total liabilities and stockholders' equity   $ 26,616                $ 33,403
                                                           --------                --------
                                                           --------                --------

The accompanying notes are an integral part of the consolidated financial statements.


                            OpenROUTE Networks, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three months ended                 Six months ended
                                                June 27,          June 28,            June 27,       June 28,
                                                  1998              1997                1998          1997
                                              ----------        ----------            --------       --------
Sales:
     Product                                   $2,526            $6,442                $6,019        $14,034
     Software licensing                         1,663               248                 1,663            756
     Service and other                            636             1,058                 1,331          2,083
                                              -------           -------               -------        -------
         Net sales                              4,825             7,748                 9,013         16,873
Cost of sales:
     Product                                    2,167             3,414                 4,264          7,696
     Service and other                            565               586                 1,041          1,173
                                              -------           -------               -------        -------
         Cost of sales                          2,732             4,000                 5,305          8,869

     Gross profit                               2,093             3,748                 3,708          8,004

Operating expenses:
     Research and development                   1,175             1,469                 2,390          3,046
     Selling and marketing                      2,692             2,881                 4,939          5,468
     General and administrative                 2,110               794                 2,963          1,378
                                              -------           -------               -------        -------
         Total operating expenses               5,977             5,144                10,292          9,892
                                              -------           -------               -------        -------
Loss from operations                           (3,884)           (1,396)               (6,584)        (1,888)
Interest income, net                              162               268                   353            519
                                              -------           -------               -------        -------
Loss before income taxes                       (3,722)           (1,128)               (6,231)        (1,369)
Provision for income taxes                        154                 5                   158             77
                                              -------           -------               -------        -------
Net loss                                      ($3,876)          ($1,133)              ($6,389)       ($1,446)
                                              -------           -------               -------        -------
                                              -------           -------               -------        -------
Per share data:
Basic and diluted loss per share               ($0.25)           ($0.07)               ($0.42)        ($0.09)
                                              -------           -------               -------        -------
                                              -------           -------               -------        -------

Basic and diluted weighted average number
  of common shares outstanding                 15,297            15,267                15,291         15,355

The accompanying notes are an integral part of the consolidated financial statements.


                            OpenROUTE Networks, Inc.
                      Consolidated Statements of Cash Flows
                            for the six months ended
                                 (in thousands)
                                   (unaudited)



                                                                     June 27,             June 28,
                                                                       1998                 1997
                                                                  --------------      ---------------
       Cash flows provided by operating activities:
       Net loss                                                      ($6,389)             ($1,446)
         Adjustments to reconcile net loss to cash
         flows provided (used) by operating activities:
            Bad debt provision                                           296                    -
            Depreciation and amortization                                605                  878
            Loss (gain) on disposition of fixed assets                     4                  (27)
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                 1,314               (2,896)
            (Increase) decrease in inventories                        (1,332)               2,723
            Increase in deposits and other assets                        (62)                 (28)
            Decrease in accounts payable and accrued expenses           (435)              (3,326)
                                                                      ------               ------
       Net cash provided (used) by operating activities               (5,999)              (4,122)
                                                                      ------               ------
       Cash flows generated (used) by investing activities:
            Proceeds from the sale of fixed assets                         1                   48
            Capital expenditures                                        (215)                (291)
            Marketable securities sales and maturities                11,085                5,411
            Marketable securities purchases                           (5,700)              (6,683)
                                                                      ------               ------
       Net cash generated (used) by investing activities               5,171               (1,515)
                                                                      ------               ------
       Cash flows provided (used) by financing activities:
            Proceeds from the issuance of common stock                    34                    3
            Purchase of treasury stock                                     -                 (385)
                                                                      ------               ------
       Net cash provided (used) by financing activities                   34                 (382)
       Effect of exchange rate changes on cash                             3                  (47)
                                                                      ------               ------
       Net decrease in cash and cash equivalents                        (791)              (6,066)
       Cash and cash equivalents at beginning of period                5,317               16,612
                                                                      ------               ------
       Cash and cash equivalents at end of period                      4,526               10,546
                                                                      ------               ------
                                                                      ------               ------

The accompanying notes are an integral part of the consolidated financial statements.


                            OpenROUTE Networks, Inc.
              Notes to Consolidated Financial Statements, unaudited

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles.

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 27, 1998 and June 28, 1997.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are contained in the Company's 1997 Annual Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

The Articles of Organization of the Company were amended on June 10, 1998 to change the Company's name to OpenROUTE Networks, Inc. from its former name of Proteon, Inc.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.



--------------------------------------------------------------------
(in thousands)               June 27, 1998         December 31, 1997
--------------------------------------------------------------------
Raw materials                   $1,272                  $1,043

Work in process                    501                     373

Finished goods                   5,269                   4,294
--------------------------------------------------------------------
Total inventories               $7,042                  $5,710
--------------------------------------------------------------------



NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method. Outstanding options of 1,654,117 with an average exercise price of $1.96 as of June 27, 1998 and outstanding options of 1,465,000 with an average exercise price of $3.12 as of June 28, 1997 were not included in the diluted EPS computation because their effect would be antidilutive. All earnings per share amounts have been restated to conform to the SFAS 128 requirements.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity. For the quarters ended June 27, 1998 and June 28, 1997 total comprehensive loss was $3,901,000 and $1,149,000, respectively. Total comprehensive loss for the quarter ended June 27, 1998 was comprised of net loss of $3,876,000 and foreign currency translation adjustments of $25,000. Total comprehensive loss for the quarter ended June 28, 1997 was comprised of net loss of $1,133,000 and foreign currency translation adjustments of $16,000. For the first six months ended June 27, 1998 and June 28, 1997 total comprehensive loss was $6,436,000 and $1,525,000, respectively. Total comprehensive loss for the first six months ended June 27, 1998 was comprised of net loss of $6,389,000 and foreign currency translation adjustments of $3,000. Total comprehensive loss for the first six months ended June 28, 1997 was comprised of net loss of $1,446,000 and foreign currency translation adjustments of $47,000.



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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter ended June 27, 1998 were $4,825,000 as compared with $7,748,000 for the quarter ended June 28, 1997, a decrease of $2,923,000 or 37.7%. For the first six months of 1998, net sales were $9,013,000 as compared with $16,873,000 for the same period in 1997, a decrease of $7,860,000 or 46.6%.

Product sales for the quarter ended June 27, 1998 were $2,526,000 as compared with $6,442,000 for the quarter ended June 28, 1997, a decrease of $3,916,000, or 60.8%. For the first six months of 1998, product sales were $6,019,000 as compared with $14,034,000 for the same period in 1997, a decrease of $8,015,000 or 57.1%.

Product sales results reflect the Company's ongoing product transition from LAN to Internet Access products. Overall product revenue for the quarter and for the six months ended June 27, 1998 is down when compared to the same period of a year ago. This is due to anticipated decreases in the LAN and Enterprise router product categories as well as from a decline in product unit sales and the average selling prices of certain GlobeTrotter products. It is also reflective of a change in the Company's selling strategy to focus more of its efforts on the internet service provider and telephone company marketplace, which has resulted in lower sales to traditional customers not yet offset by increased sales into these markets.

Software licensing revenue for the quarter ended June 27, 1998 was $1,663,000 compared to $248,000 for the quarter ended June 28, 1997, an increase of $1,415,000. For the first six months of 1998, software licensing revenue was $1,663,000 as compared with $756,000 for the same period in 1997, an increase of $907,000. The increase in software licensing revenue is primarily the result of a software licensing agreement signed with a multinational foreign corporation. The software licensing agreement will not provide recurring software licensing revenue but could provide future royalty revenues based on the multinational foreign corporation's unit sales of products containing the licensed software. The Company expects that it will continue to have software licensing revenue in the future, however at varying and uncertain levels. Software licensing revenue is an ancillary component of the Company's core revenue stream but strategic in its promotion of the OpenROUTE routing technology in its markets.

For the quarter ended June 27, 1998 service and other revenues decreased by $422,000 or 39.9%, to $636,000, as compared to $1,058,000 for the quarter ended June 28, 1997. For the first six months of 1998, service and other revenues were $1,331,000 as compared with $2,083,000 for the same period in 1997, a decrease of $752,000 or 36.1%. This decrease was primarily due to the reduction in service contracts worldwide resulting from the Company's decision to focus on Internet Access products, which require fewer support services.

GROSS PROFIT

Total gross profit decreased as a percentage of net sales to 43.4% for the quarter ended June 27, 1998 from 48.4% for the quarter ended June 28, 1997. Total gross profit decreased as a percentage of net sales to 41.1% for the first six months of 1998 from 47.4% for the six months ended June 28, 1997. These decreases were primarily the result of a decline in overall product unit sales as well as a reduction in the GlobeTrotter average selling price.

The Company's product gross profit for the quarter ended June 27, 1998 decreased to 14.2% from 47.0% when compared to the same period in the prior year. Product gross profit for the six month period decreased to 29.2% from 45.2% for the same period in 1997. These decreases are primarily due to the impact of certain fixed overheads on cost of sales as a result of lower product volumes and an inventory write down during the second quarter.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,175,000 or 24.4% of net sales for the quarter ended June 27, 1998 compared to $1,469,000 or 19.0% of net sales for the same period in the prior year. The decrease in expenses of $294,000 or 20.0% was primarily due to concentrating the Company's development efforts on the Internet Access products as well as lower personnel and personnel-related costs. For the first six months of 1998, research and development costs were $2,390,000 or 26.5% of net sales compared to $3,046,000 or 18.1% of net sales for the first half of 1997. The decrease of $656,000 or 21.5% was due primarily to the same factors stated above. The Company considers investments in research and development to be critical to future revenues and intends to focus these expenditures on Internet Access products.

SELLING AND MARKETING

Selling and marketing expenses were $2,692,000 or 55.8% of net sales for the quarter ended June 27, 1998 compared to $2,881,000 or 37.2% of net sales for the quarter ended June 28, 1997, a decrease of $189,000, or 6.6%. This decrease was mainly due to reduced commissions as a result of the lower level of revenue in the second quarter of 1998 and to reduced and refocused marketing programs associated with the Company's new selling strategy. For the first six months of 1998, selling and marketing expenses were $4,939,000 or 54.8% of net sales, as compared to $5,468,000 or 32.4% of net sales for the same period in the prior year. This decrease in expenses of $529,000 or 9.7% was due primarily to the same factors stated above.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $2,110,000, or 43.7% of net sales for the quarter ended June 27, 1998, compared to $794,000 or 10.2% of net sales for the quarter ended June 28, 1997, an increase of $1,316,000 or 165.7%. This increase was principally due to provisions recorded in the second quarter of 1998 pertaining to office relocation costs, broker fees and severance provisions. For the first six months of 1998, general and administrative expenses were $2,963,000 or 32.9% of net sales compared to $1,378,000 or 8.2% of net sales. The increase of $1,585,000 or 115.0% was due primarily to the same factors stated above as well as provisions recorded in the first quarter of 1998 pertaining to potential international bad debts and additional professional service costs.

PROVISION FOR INCOME TAXES

For the quarter ended June 27, 1998, the Company booked an income tax provision of $154,000, bringing the 1998 year to date provision to $158,000. This is a result of foreign taxes withheld from software licensing fees received from a foreign corporation as well as state income taxes and tax liabilities in its foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, the Company consumed $5,999,000 of cash from operating activities. This was due primarily to the net operating loss of $6,389,000 offset by depreciation of $605,000.

Investing activities for the six months ended June 27, 1998, generated net proceeds of $5,171,000 principally from the sales of marketable securities.

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

OpenROUTE Networks is positioning itself as a company focused on the network access market. OpenROUTE Networks views the network access market as having two segments: Internet access and local access. Its current strategy is based upon concentration on the Internet access market segment.

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

MANUFACTURING AND SUPPLY; DEPENDENCE ON SUPPLIERS

The Company's manufacturing operations primarily consist of assembly, testing and quality control of materials, components, subassemblies, and systems. U.S. Assemblies, a major subcontract manufacturer with access to cost effective, high volume manufacturing, distribution, and repair capability worldwide, and others manufacture the majority of OpenROUTE Networks' board assemblies for its router, hub, and adapter card product lines.

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

OpenROUTE Networks continues to have OEM arrangements with manufacturers for some of its Ethernet product offerings. In most cases, if supplies from one vendor were interrupted or reduced, the Company could find a comparable source for the affected product with limited delays in shipment.

The inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which would adversely affect the Company's operating results. There can be no assurance that, in the event of interruptions in contract manufacturing, supplies of components from sole or limited sources or supplies of units from OEM vendors or similar occurrences, the Company could find and engage suitable alternatives in a timely manner. Such interruptions or the inability of OpenROUTE Networks to counteract them successfully could have an adverse effect on the Company's business, operations and finances.

INTELLECTUAL PROPERTY

Currently, OpenROUTE Networks relies principally upon a combination of contractual rights, trade secrets, and copyright laws to establish and protect proprietary aspects of its products. The Company believes that, because of the rapid pace of technological change in the data communications and computer industries, legal protection for its products is a less significant factor in the Company's success than the knowledge, ability, and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. However, should a successful challenge be mounted against the rights of OpenROUTE Networks in and to its intellectual property, by allegations of infringement on the rights of others or for any other reason, the Company's business, operations and finances could be adversely affected. Certain technology used in the Company's products is licensed by the Company from third parties. The termination of certain of these licenses would have a material adverse effect on the Company's operations.

PRODUCT COMPATIBILITY AND COMPETITION

NETWORK INTERFACE CARD PRODUCTS

IBM dominates the market for Token Ring network interface card products. While Token Ring networking is an industry standard, OpenROUTE Networks believes that its ability to address successfully the market for Token Ring network products is dependent upon the compatibility and interoperability of the Company's products with products offered by IBM and upon maintaining compatibility with the Token Ring standard as it continues to evolve.

INTERNET ACCESS (ROUTERS)

OpenROUTE Networks expects to participate significantly in the market segment of Internet access routing specifically addressing the needs of users to connect to the Internet or build corporate intranets. The Company has enhanced its Internet access capabilities with the introduction of new products and expanded its presence in the Integrated Services Digital Networks (ISDN) marketplace.

LAN ACCESS

The Company continues to sell: Token Ring Switches; intelligent hubs that provide connectivity and management of different network cabling schemes and LAN topologies; Ethernet hubs, the ProNET/E series, for the workgroup market segment; Token Ring hubs, the Series 75 Stackable Hub family for building networked and extended workgroups; Token Ring adapters for physical connectivity and Token Ring signaling between a PC or workstation and LAN cabling; a multiport Token Ring PCI network adapter card; and a line of Ethernet network adapter cards intended to provide a full range of solutions for the client/server marketplace. The Company also seeks opportunities to leverage technology through licensing arrangements.

INTERNETWORKING SOFTWARE

OpenROUTE(TM), OpenROUTE Networks' internetworking software suite, is the foundation of the Company's high performance Internet access and internetworking products. All of OpenROUTE Networks' internetworking products ship with this software technology installed. Also, OpenROUTE Networks licenses this software to other providers of internetworking products.

As routing technology progresses, the Company may be required to modify its routing and bridging software to maintain compatibility of its products with various standards and interoperability with other manufacturers' router products. Failure by the Company to maintain such compatibility, interoperability, and technical competencies could adversely affect the Company's business, operations and finances.

COMPETITION

The data communications, networking and computer industries are highly competitive and characterized by rapidly changing technology and evolving industry standards. These advances result in frequent new product introductions, increased capabilities and improvements in the relative price/performance of networking products. As a competitor in the networking industry, OpenROUTE Networks believes one of the keys to success will be making networks more accessible to a broader base of customers. OpenROUTE Networks is committed to open, standards based products, innovative solutions to customer requirements for reliable and high performance networks, a favorable price/performance ratio, ease of installation and ease of use.

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

METHOD OF DISTRIBUTION

The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of Internet Service Providers ("ISPs"), Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and distributors. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller accounted for approximately 11%, 11% and 12%, of the Company's sales in 1997, 1996 and 1995, respectively, and a second reseller accounted for approximately 8%, 14% and 10% of the Company's sales in 1997, 1996 and 1995, respectively.

There can be no assurance that the Company has selected appropriate channels of distribution for its products or that existing resellers will dedicate adequate resources to sales of the Company's products. Failure to do so could result in an adverse impact on the Company's business, operations and finances.

MARKETING, SALES AND CUSTOMERS

End users of OpenROUTE Networks' products have typically been organizations with critical applications requiring connectivity integrating their headquarters and wide area computing environments. OpenROUTE Networks' marketing and distribution strategy is to reach these end users primarily through an indirect sales channel comprised of ISPs, OEMs, VARs, and distributors with experience in network integration and reputation for excellent service. In addition, the Company's strategy includes increased presence of OpenROUTE Networks' sales force in end user sites.

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

SHARES ELIGIBLE FOR FUTURE SALE

Approximately 15,296,857 outstanding shares of Common Stock as of June 27, 1998 are now freely tradable or eligible for sale on the open market. In addition, options to acquire an aggregate of 583,643 shares of Common Stock were vested as of June 27, 1998, and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

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

YEAR 2000

The Company has given careful consideration to all systems and equipment that might be affected by the Year 2000 issue. Management is in the process of developing an action plan that provides for the repair or replacement of all systems with exposure to Year 2000 problems by the end of 1998, the cost of which is not expected to have a material financial impact on the Company. The plan calls for a combination of internal and external resources. The commitment of internal resources is not expected to have a significant impact on the Company's future sales and operating results. To date, the Company is not aware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified, that the systems of other companies with which the Company transacts business will be corrected on a timely basis, or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

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


         Item 1.           Legal Proceedings:
                           Not applicable.

         Item 2.           Changes in Securities:
                           Not applicable.

         Item 3.           Defaults upon senior Securities:
                           Not applicable.

         Item 4.           Submission of Matters to a Vote of Security Holders:

                           At the Company's Annual Meeting of Shareholders held on June 10, 1998, The following matters were voted upon:


                           The following persons were elected as Directors:
                           Daniel J. Capone, Jr. with 13,980,882 shares voting for election and votes of 606,912 shares withheld; Howard C. Salwen with 13,988,931 shares voting for election and votes of 598,863 shares withheld; Dr. David Clark with 14,004,111 shares voting for election and votes of 583,683 shares withheld; and Dr. Robert M. Glorioso with 13,995,511 shares voting for election and votes of 592,283 shares withheld.

                           The Company's 1991 Restated Stock Option Plan increased by 500,000 the number of shares reserved for issuance upon exercise of options granted under the Plan with 13,164,160 shares voting for the increase, 1,283,238 shares voting against the increase and 140,396 shares abstaining.

                           The Company's Restated Articles of Organization were amended to change the name of the Company from Proteon, Inc. to OpenROUTE Networks, Inc. with 13,238,841 shares voting for the name change, 1,231,870 shares voting against the name change and 117,083 shares abstaining.


         Item 5.           Other Information:

                           To be considered for inclusion in the proxy statement relating to the Annual Meeting of stockholders to be held in 1999, stockholder proposals must be received no later than December 18, 1998. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than April 12, 1999. All stockholder proposals should be marked for the attention of Mr. Steven T. Shedd, Vice President, Finance, Chief Financial Officer, Treasurer and Clerk, OpenROUTE Networks, Inc., Nine Technology Drive, Westborough, Massachusetts 01581.

         Item 6.           Exhibits and Reports on Form 8 - K:

         (a)               Exhibits:  See Exhibits Index

         (b)               Reports on Form 8 - K:

                           The Company filed a Form 8 - K with the Securities and Exchange Commission on each of June 16, 1998 and July 10, 1998 reporting under Item 5. OTHER EVENTS in connection with the amendment of the Company's Restated Articles of Organization to change the name of the Registrant from Proteon, Inc. to OpenROUTE Networks, Inc, and the announcement of the appointment of Bryan R. Holley as Chief Executive Officer and as a member of the Board of Directors of the Company.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OpenROUTE Networks, Inc.


August  7, 1998                       By: /s/ Bryan R. Holley.
                                         -------------------
                                         Bryan R. Holley
                                         President & Chief Executive Officer
                                         (principal executive officer)


                                     By: /s/ Steven T. Shedd
                                         -------------------
                                         Steven T. Shedd
                                         Chief Financial Officer, Vice President
                                         Treasurer and Clerk
                                         (principal financial officer)


                                     By: /s/ James M. Roller
                                         -------------------
                                         James M. Roller
                                         Corporate Controller
                                         (principal accounting officer)

                                  Exhibit Index



Exhibit
Number                              Description

(3.1)             Restated Articles of Organization as Amended * ( a )
                           (filed as Exhibit 3.1)

(3.3)             By-Laws, as amended and restated, of the Registrant * ( b )
                           (filed as Exhibit 3.3)

(4.1)             Article 4 of the Restated Article of Organization,
                           (See 3.1 above)

(4.2)             Form of Common Stock Certificate * ( c )
                           (filed as Exhibit 4.2)

(27)              Financial Data Schedule



All exhibit descriptions followed by an asterisk and a letter in parentheses were previously filed with the Securities and Exchange Commission as Exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses corresponds, as set forth below:

( a ) Registrant's Annual Report on Form 10-K for the fiscal year ended December
      31, 1991.

( b ) Registrant's Registration Statement on Form S-1 Registration No. 33-40073.

( c ) Amendment No. 1 on Form 8 to the Registrant's Registration Statement on
      Form 8-A, File No. 0-19175.

Where documents are incorporated by reference from previous filings, the Exhibit number of the document in that previous filing is indicated in parentheses after the incorporation by reference code.