Form 10-Q
period 1998-09-26
OPENROUTE NETWORKS INC
filed 1998-11-10
CIK 874316

                                   FORM 10 - Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 26, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period_________ to __________.

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

         YES     [X]                           NO     [ ]

Indicate number of shares outstanding of each of the Issuer's classes of common stock as of September 26, 1998.


         Common Stock, $0.01 par value                   15,332,870
         -----------------------------                   ----------
            (Title of each class)                    (Number of shares)

                            OpenROUTE Networks, Inc.

                                    Form 10-Q

                                Quarterly Report
                               September 26, 1998

                                Table of Contents


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 26, 1998 and December 31, 1997.

                  Consolidated Statements of Operations for the three and nine months ended September 26, 1998 and September 27, 1997.

                  Consolidated Statements of Cash Flows for the nine months ended September 26, 1998 and September 27, 1997.

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

         Item 6.  Exhibits and Reports on Form 8-K.

                        Part I. Financial Information

Item 1.         Financial Statements

                           OpenROUTE Networks, Inc.
                         Consolidated Balance Sheets
                                (in thousands)

                                    Assets

                                                                September 26,     December 31,
                                                                    1998             1997
                                                                (unaudited)
                                                                --------------    ------------
        Current assets:
                Cash and cash equivalents                             $  2,295     $  5,317
                Marketable securities                                    6,013       12,443
                Accounts receivable, net                                 2,243        6,224
                Inventories                                              8,505        5,710
                Deposits and other assets                                  431          437
                                                                      --------     --------
                        Total current assets                            19,487       30,131
        Property and equipment, net                                      2,993        3,272
                                                                      --------     --------
                        Total assets                                  $ 22,480     $ 33,403
                                                                      --------     --------
                                                                      --------     --------

                      Liabilities and Stockholders' Equity

        Current liabilities:
                Accounts payable                                      $  1,296     $  2,292
                Accrued compensation                                       169          765
                Accrued expenses                                         3,316        2,779
                Accrued warranty                                           676          675
                                                                      --------     --------
                        Total current liabilities                        5,457        6,511

        Stockholders' equity:
                                                                      --------     --------
                Common stock                                               157          157
                Capital in excess of par value                          49,417       49,347
                Accumulated deficit                                    (31,628)     (21,666)
                Accumulated translation adjustments                        133          110
                Less treasury stock, at cost                            (1,056)      (1,056)
                                                                      --------     --------
                        Total stockholders' equity                      17,023       26,892
                                                                      --------     --------
                        Total liabilities and stockholders' equity    $ 22,480     $ 33,403
                                                                      --------     --------
                                                                      --------     --------

The accompanying notes are an integral part of the consolidated financial statements.

                            OpenROUTE Networks, Inc.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                               Three months ended                Nine  months ended
                                          -----------------------------     -----------------------------
                                          September 26,   September 27,     September 26,   September 27,
                                               1998           1997              1998            1997
                                          -------------   -------------     -------------   -------------
Sales:
        Product                              $  1,714       $  4,195          $  7,733        $ 18,229
        Software licensing                        --             --              1,663             756
        Service and other                         454            811             1,785           2,894
                                             --------       --------          --------        --------
                Net sales                       2,168          5,006            11,181          21,879

Cost of sales:
        Product                                 1,017          2,577             5,281          10,273
        Service and other                         411            675             1,452           1,848
                                             --------       --------          --------        --------
                Cost of sales                   1,428          3,252             6,733          12,121

        Gross profit                              740          1,754             4,448           9,758

Operating expenses:
        Research and development                1,142          1,555             3,532           4,601
        Selling and marketing                   1,714          2,524             6,653           7,992
        General and administrative              1,598          1,074             4,561           2,452
        Restructure Costs                        --             (241)             --              (241)
                                             --------       --------          --------        --------
                Total operating expenses        4,454          4,912            14,746          14,804
                                             --------       --------          --------        --------
Loss from operations                           (3,714)        (3,158)          (10,298)         (5,046)
Interest income, net                              145            271               498             790
                                             --------       --------          --------        --------
Loss before income taxes                       (3,569)        (2,887)           (9,800)         (4,256)
Provision for income taxes                          4              7               162              84
                                             --------       --------          --------        --------
Net loss                                     ($ 3,573)      ($ 2,894)         ($ 9,962)       ($ 4,340)
                                             --------       --------          --------        --------
                                             --------       --------          --------        --------
Per share data:
Basic and diluted loss per share             ($  0.23)      ($  0.19)         ($  0.65)       ($  0.28)
                                             --------       --------          --------        --------
                                             --------       --------          --------        --------
Basic and diluted weighted average number
  of common shares outstanding                 15,323         15,276            15,302          15,312


The accompanying notes are an integral part of the consolidated financial statements.

                           OpenROUTE Networks, Inc.
                     Consolidated Statements of Cash Flows
                           for the nine months ended
                                 (in thousands)
                                  (unaudited)

                                                        September 26,     September 27,
                                                             1998             1997
                                                        -------------     -------------
Cash flows provided by operating activities:
Net loss                                                  ($ 9,962)         ($ 4,340)
  Adjustments to reconcile net loss to cash
  flows provided (used) by operating activities:
     Bad debt provision                                        470
     Depreciation and amortization                             890             1,145
     Loss (gain) on disposition of fixed assets                  4               (60)
  Changes in assets and liabilities:
     Decrease in accounts receivable                         3,511               133
     (Increase) decrease in inventories                     (2,795)            3,631
     (Increase) decrease in deposits and other assets            6               225
     Decrease in accounts payable and accrued expenses      (1,054)           (4,108)
                                                            ------            ------
Net cash provided (used) by operating activities            (8,930)           (3,374)
                                                            ------            ------
                                                            ------            ------
Cash flows generated (used) by investing activities:
     Proceeds from the sale of fixed assets                      1                48
     Capital expenditures                                     (616)             (248)
     Marketable securities sales and maturities             14,070             8,734
     Marketable securities purchases                        (7,640)          (13,193)
                                                            ------           -------
Net cash generated (used) by investing activities            5,815            (4,659)
                                                            ------            ------

Cash flows provided (used) by financing activities:
     Proceeds from the issuance of common stock                 70                55
     Purchase of treasury stock                                 --              (422)
                                                            ------            ------
Net cash provided (used) by financing activities                70              (367)
Effect of exchange rate changes on cash                         23               (64)
                                                            ------            ------
Net decrease in cash and cash equivalents                   (3,022)           (8,464)
Cash and cash equivalents at beginning of period             5,317            16,612
                                                            ------            ------
Cash and cash equivalents at end of period                   2,295             8,148
                                                            ------            ------
                                                            ------            ------



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

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 26, 1998 and September 27, 1997.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

(in thousands)          September 26, 1998       December 31, 1997
--------------          ------------------       -----------------
Raw materials                  $1,733                 $1,043
Work in process                   447                    373
Finished goods                  6,325                  4,294
                               ------                 ------
Total inventories              $8,505                 $5,710
                               ------                 ------

Net Loss Per Common and Common Equivalent Share

Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method. Outstanding options of 2,078,263 with an average exercise price of $1.72 as of September 26, 1998 and outstanding options of 1,526,417 with an average exercise price of $2.95 as of September 27, 1997 were not included in the diluted EPS computation because their effect would be antidilutive. All earnings per share amounts have been restated to conform to the requirements of SFAS No. 128, "Earnings Per Share".

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity. For the quarters ended September 26, 1998 and September 27, 1997 total comprehensive loss was $3,593,000 and $2,878,000 respectively. Total comprehensive loss for the quarter ended September 26, 1998 was comprised of net loss of $ 3,573,000 and foreign currency translation adjustments of $ 20,000. Total comprehensive loss for the quarter ended September 27, 1997 was comprised of net loss of $2,894,000 and foreign currency translation adjustments of $16,000. For the nine months ended September 26, 1998 and September 27, 1997 total comprehensive loss was $9,985,000 and $4,277,000 respectively. Total comprehensive loss for the nine months ended
September 26, 1998 was comprised of net loss of $9,962,000 and foreign currency translation adjustments of $23,000. Total comprehensive loss for the nine months ended September 26, 1997 was comprised of net loss of $4,340,000 and foreign currency translation adjustments of $63,000.



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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Net sales for the quarter ended September 26, 1998 were $2,168,000 as compared with $5,006,000 for the quarter ended September 27, 1997, a decrease of $2,838,000 or 56.7%. For the first nine months of 1998, net sales were $11,181,000 as compared with $21,879,000 for the same period in 1997, a decrease of $10,698,000 or 48.9%.

Product sales for the quarter ended September 26, 1998 were $1,714,000 as compared with $4,195,000 for the quarter ended September 27,1997, a decrease of $2,481,000, or 59.1%. For the first nine months of 1998, product sales were $7,733,000 as compared with $18,229,000 for the same period in 1997, a decrease of $10,496,000 or 57.6%.

Product sales results reflect the Company's ongoing product transition from LAN to Internet Access products. Overall product revenue for the quarter and for the nine months ended September 26, 1998 is down when compared to the same period of a year ago. This is due to anticipated decreases in the LAN and Enterprise router product categories as well as from a decline in product unit sales and the average selling prices of certain GlobeTrotter products. It is also reflective of a change in the Company's selling strategy to focus more of its efforts on the internet service provider and telephone company marketplace, which has resulted in lower sales to traditional customers not yet offset by increased sales into these markets.

There was no software licensing revenue for the quarter ended September 26, 1998 and September 27, 1997. For the first nine months of 1998, software licensing revenue was $1,663,000 as compared with $756,000 for the same period in 1997, an increase of $907,000. The increase in software licensing revenue is primarily the result of a software licensing agreement signed with a multinational foreign corporation. The software licensing agreement will not provide recurring software licensing revenue but could provide future royalty revenues based on the multinational foreign corporation's unit sales of products containing the licensed software. The Company expects that it will continue to have software licensing revenue in the future, however at varying and uncertain levels. Software licensing revenue is an ancillary component of the Company's core revenue stream but strategic in its promotion of the OpenROUTE routing technology in its markets.

For the quarter ended September 26, 1998 service and other revenues decreased by $357,000 or 44.0%, to

$454,000, as compared to $811,000 for the quarter ended September 27, 1997. For the first nine months of 1998, service and other revenues were $1,785,000 as compared with $2,894,000 for the same period in 1997, a decrease of $1,109,000 or 38.3%. This decrease was primarily due to the reduction in service contracts worldwide resulting from the Company's decision to focus on Internet Access products, which require fewer support services.


Gross Profit

Total gross profit decreased as a percentage of net sales to 34.1% for the quarter ended September 26, 1998 from 35.0% for the quarter ended September 27, 1997. Total gross profit decreased as a percentage of net sales to 39.8% for the first nine months of 1998 from 44.6% for the nine months ended September 27, 1997. These decreases were primarily the result of a decline in overall product unit sales as well as a reduction in the GlobeTrotter average selling price.

The Company's product gross profit for the quarter ended September 26, 1998 was 40.7%, an increase from 38.6% for the same period in 1997. Product gross profit for the nine month period decreased to 31.7% from 43.6% for the same period in 1997. The decreases in the nine month period are primarily due to the impact of certain fixed overheads on cost of sales as a result of lower product volumes and an inventory write down during the second quarter.

Research and Development

Research and development expenses were $1,142,000 or 52.7% of net sales for the quarter ended September 26, 1998 compared to $1,555,000 or 31.1% of net sales for the same period in the prior year. The decrease in expenses of $413,000 or 26.6% was primarily due to concentrating the Company's development efforts on the Internet Access products as well as lower personnel and personnel-related costs. For the first nine months of 1998, research and development costs were $3,532,000 or 31.6% of net sales compared to $4,601,000 or 21.0% of net sales for the first nine months of 1997. The decrease of $1,069,000 or 23.2% was due primarily to the same factors stated above. The Company considers investments in research and development to be critical to future revenues and intends to focus these expenditures on Internet Access products.

Selling and Marketing

Selling and marketing expenses were $1,714,000 or 79.1% of net sales for the quarter ended September 26, 1998 compared to $2,524,000 or 50.4% of net sales for the quarter ended September 27, 1997, a decrease of $810,000, or 32.1%. This decrease was mainly due to reduced commissions as a result of the lower level of revenue and to reduced, refocused marketing programs associated with the Company's new selling strategy. For the first nine months of 1998, selling and marketing expenses were $6,653,000 or 59.5% of net sales, as compared to $7,992,000 or 36.5% of net sales for the same period in the prior year. This decrease in expenses of $1,339,000 or 16.8% was due primarily to the same factors stated above.

General and Administrative

General and administrative expenses were $1,598,000, or 73.7% of net sales for the quarter ended September 26, 1998, compared to $1,074,000 or 21.5% of net sales for the quarter September 27, 1997, an increase of $524,000 or 48.8%. This increase was principally due to provisions recorded in the third quarter of 1998 pertaining to office closure costs and severance provisions. For the first nine months of 1998, general and administrative expenses were $4,561,000 or 40.8% of net sales compared to $2,452,000 or 11.2% of net sales. The increase of $2,109,000 or 86.0% was due primarily to the same factors stated above as well as provisions recorded in the first quarter of 1998 pertaining to potential international bad debts and additional professional service costs, and provisions recorded in the second quarter of 1998 for office and severance costs.

Provision for Income Taxes

For the quarter ended September 26, 1998, the Company booked an income tax provision of $4,000 bringing the 1998 year to date provision to $162,000. This is a result of foreign taxes withheld from software licensing fees received from a foreign corporation in the second quarter, as well as state income taxes and tax liabilities in its foreign subsidiaries.

Liquidity and Capital Resources

During the first nine months of 1998, the Company consumed $8,917,000 of cash from operating activities. This was due primarily to the net operating loss of $9,962,000 and an increase in inventory of $2,795,000. This was offset by depreciation of $890,000, a decrease in accounts receivable of $3,511,000 and a decrease in accounts payable and accrued expenses of $1,054,000.

Investing activities for the nine months ended September 26, 1998, generated net proceeds of $5,815,000 principally from the sales of marketable securities.

The Company's management believes that if it achieves its twelve month operating plan, then current levels of cash, cash equivalents and marketable securities will satisfy its expected working capital and capital expenditure requirements through the next twelve months. If the operating plan is not achieved, it is likely that it will be necessary to secure alternative forms of financing and there is no assurance that the financing would be available when needed.

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

Internetworking Software

OpenROUTE-TM-, OpenROUTE Networks' internetworking software suite, is the foundation of the Company's high performance Internet access and internetworking products. All of OpenROUTE Networks' internetworking products ship with this software technology installed. Also, OpenROUTE Networks licenses this software to other providers of internetworking products.

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

Shares Eligible for Future Sale

Approximately 15,332,870 outstanding shares of Common Stock as of September 26, 1998 are now freely tradable or eligible for sale on the open market. In addition, options to acquire an aggregate of 610,388 shares of Common Stock were vested as of September 26, 1998, and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.


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

Year 2000

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If computer programs with date sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has initiated a program to review the Year 2000 readiness of its internal systems, the Company's product line, and of third party suppliers and vendors. The program consists of: (i) inventory of products and suppliers to determine systems which may encounter date processing problems;
(ii) assessment of the Year 2000 issues presented; (iii) remediation, if necessary, of products owned or manufactured by the Company; (iv) testing of systems; and (v) contingency plans. The program's implementation varies depending upon the problems or issues encountered, and their resolution.

PRODUCTS MANUFACTURED BY THE COMPANY. The Company's main business since its formation has consisted primarily of the manufacture and sale of: (i) Remote Access Routers used to access the Internet; (ii) Local Area Network (LAN) equipment used to link together computers and peripheral devices; and
(iii) Network Interface Cards (NIC), which connect computer workstations to a network. The Company has installed its own proprietary software in all of its manufactured Remote Access Routers and LANs, and at times has licensed this software to third parties. The Company's installed proprietary software and the products manufactured and sold by the Company, now and in the past, do not track or report dates, are not date dependent, and are Year 2000 compliant. The Company's manufactured NIC cards do not contain any date-dependent functions, and thus also are Year 2000 compliant. Therefore, the Company does not expect that Year 2000 processing problems will occur in products sold by the Company, or that Year 2000 product problems would have a material effect on the Company's business, financial condition, or the results of operations.

INTERNAL BUSINESS SOFTWARE AND SYSTEMS. The Company in 1998 conducted an inventory of its internal business systems, to determine whether any Year 2000 processing problems existed in critical equipment or systems. As a result, and as part of a corporate program intended to reduce cycle time and improve efficiency, the Company purchased new business operations systems which operate the Company's financial, administrative, business, manufacturing, and customer service functions. The software vendor has indicated these systems are Year 2000 compliant. The Company is installing this system, and expects installation to be complete by January 1, 1999. The Company has a one year limited warranty on these systems commencing from the date of delivery, which warranty would expire before January 1, 2000. Testing of this new operations system for Year 2000 issues is expected to occur in the first quarter of 1999. The Company also has installed a new telephone system under a long-term lease which it understands is Year 2000 compliant. However, if testing demonstrates unexpected Year 2000 problems in these new systems, there would be no assurance that the Year 2000 problems would not have a material impact on the Company's internal operations and would not materially impact the Company's business, financial conditions, or results of operations.

The Company expended $240,000 in Year 2000 system costs in the first nine months of 1998. Some of these costs have been capitalized under generally accepted accounting practices. The Company expects to incur additional expenditures of $140,000 in 1999 related to Year 2000 equipment purchases and leases, including consulting fees, license agreements, and lease payments.

READINESS OF THIRD PARTY SUPPLIERS AND VENDORS. The Company relies on third party suppliers, service providers, and contractors for critical services, including utility power and telephone, parts and supplies. In addition, the Company sells its products to customers, including Internet service providers and others, which are highly dependent on computers, and which could be adversely affected by their own or their suppliers' lack of Year 2000 readiness. The Company is conducting an inventory of its critical suppliers, service providers, and contractors to determine the extent to which the Company's operations could be affected by those third parties' failure to remedy their own Year 2000 issues. The Company expects to have this inventory complete by the end of 1998 or January 1999. Following completion of its inventory and assessment of third party readiness, the Company will determine whether testing, verification, or contingency plan procedures are necessary. The most reasonably likely worst case scenario if suppliers or customers were not Year 2000 compliant would be interruption in the Company's ability to manufacture or deliver its products through loss of power, supply shortages, or disruption of delivery systems, or a material decrease in the sale of products if customers lose substantial business or divert substantial resources to uncorrected Internet Year 2000 problems. The Year 2000 readiness of outside suppliers or customers is outside the Company's control. There can be no assurance that the failure of third party suppliers or the Company's customers to effectively remedy Year 2000 defects would not have a material adverse impact on the Company's business, results of operations, or financial condition.

The above description contains "forward-looking" statements addressing uncertainties and future events relating to the Company's Year 2000 issues. These statements are based on assumptions and predictions which are difficult to verify and may change over time. The Company expects that future events and information, if known by the Company, may affect assessment of the Year 2000 issues potentially affecting the Company.

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


                                     OpenROUTE Networks, Inc.


November 9, 1998            By:      /s/ Bryan R. Holley
                                     -------------------
                                     Bryan R. Holley
                                     President & Chief Executive Officer
                                     (principal executive officer)


                            By:      /s/ Steven T. Shedd
                                     -------------------
                                     Steven T. Shedd
                                     Chief Financial Officer, Vice President
                                     Treasurer and Clerk
                                     (principal financial officer)


                            By:      /s/ Sally Teo
                                     -------------
                                     Sally Teo
                                     Corporate Controller
                                     (principal accounting officer)

                                  Exhibit Index

Exhibit
Number                Description
-------

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