Form 10-K405
period 1998-12-31
OPENROUTE NETWORKS INC
filed 1999-03-31
CIK 874316

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [ NO FEE REQUIRED]

             For the transition period ___________ to ____________.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period ___________ to ____________.

                         Commission File Number 0-19175

                            OPENROUTE NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

         Massachusetts                                 04-2531856
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or organization)

Nine Technology Drive, Westborough, MA                    01581
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (508) 898-2800

        Securities registered pursuant to Section 12 (b) of the Act:

                                      None

        Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 16, 1999: $36,726,027 (without admitting that any person whose shares are not included in determining such value is an affiliate).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. Shares of Common Stock outstanding as of March 16, 1999: 15,421,906.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the Company's fiscal year ended December 31, 1998 (the "1998 Annual Report") are incorporated by reference into Parts II and IV of this Report and portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on May 26, 1999 (the "1999 Proxy Statement") are incorporated by reference into Part III of this Report. With the exception of those portions of the 1998 Annual Report and 1999 Proxy Statement expressly incorporated in this Report by reference, such documents shall not be deemed filed as part of this Report.

The Registrant's Report on Form 8-K filed January 20, 1999 and the Registrant's Report on Form 8-K/A filed February 24, 1999 are incorporated by reference into
Part II, Item 9 of this Report.

                                     PART I

                            ITEM 1. GENERAL BUSINESS

COMPANY OVERVIEW

OpenROUTE Networks, Inc. ("OpenROUTE" or "the Company") is a pioneer in the data communications industry. OpenROUTE has distinguished itself as a leader in networking and in particular, in developing networking connectivity solutions that focus exclusively on the Internet's edge. For more than 18 years the Company has shipped network connectivity products that have helped companies grow and prosper through deploying network-centric computing. Historically, the Company's local area networking (LAN) products have provided connectivity solutions in more than 70 percent of the Fortune 100 companies. Leveraging this expertise in mission-critical network solutions, OpenROUTE aggressively delivers this same quality of product and service for Internet connectivity. The Company is committed to providing solutions that make the Internet a more cost-effective, secure and comfortable place to grow a business. The Company's comprehensive line of products and solutions is designed to meet the needs of Internet Service Providers (ISPs) and corporate enterprises.

The Company was incorporated in Massachusetts in January 1974 as Proteon Associates, Inc. The Company changed its name to Proteon, Inc. in July 1983. In January 1997, the Company announced the formation of a new wholly owned subsidiary named OpenROUTE Networks, Inc. (OpenROUTE Networks). This new subsidiary was incorporated in the state of Delaware. In June of 1998, the Company known as Proteon, Inc. formally recognized its Internet focus by changing the Company's name from Proteon, Inc. to OpenROUTE Networks, Inc. In conjunction with this change, OpenROUTE Networks changed its name to Proteon, Inc. OpenROUTE continues the tradition of innovation and engineering in an effort to open new opportunities for business on the Internet. OpenROUTE's executive offices are located at Nine Technology Drive, Westborough, Massachusetts, 01581, and the Company's telephone number at that location is
(508) 898-2800. The Company's testing and final-assembly facilities are located at the same address.

OpenROUTE's data networking products and services combine cost effectiveness with ease of operation, interoperability, network security, reliability and performance. The Company's customers include Global 1000 multinationals, ISPs as well as corporations looking to the Internet to grow their business. Specifically, OpenROUTE provides solutions that complement and optimize the edge of the network.

SIGNIFICANT EXECUTIVE APPOINTMENTS AND CHANGES

During the second half of 1998, the Company initiated a program to significantly strengthen its senior management staff. The Company believes this series of appointments will enhance its position in the marketplace, allow for better management of the Company's financial operations and further strengthen its sales and marketing operations.

Mr. Bryan R. Holley was appointed President and Chief Executive Officer on July 7, 1998. Prior to joining the Company, Holley was President and Chief Executive Officer of ITK Telecommunications Inc. from 1997 to 1998. He previously held several key executive positions including President of Riverbend Press from 1995 to 1997 and Senior Vice President of Summagraphics Corporation from 1993 to 1995. Prior roles include executive roles at Telebit Corporation, Interlan Inc. and Tandy Corporation.

Mr. Steven T. Shedd is Vice President, Finance, Chief Financial Officer, Treasurer and Clerk, appointed in July 1997. Prior to joining OpenROUTE, Shedd served as the Vice President and Chief Financial Officer of Zoom Telephonics beginning in 1996. In 1995, Mr. Shedd was the Vice President and Chief Financial Officer for Versyss, Inc. From 1992 to 1995 Shedd served as Vice President and Chief Financial Officer of TSI Corporation.

Mr. Robert A. Koch is Vice President, Engineering, Product Planning and Management for the Company, a position he has held since October 1997. Koch joined the Company in August 1993 as Product Marketing Director and held that position until April 1997. From April 1997 until October 1997, Koch served as Vice President of Product Planning for the Company.

Mr. Thomas Aucella was appointed as Vice President of Sales, Asia/Pacific in October of 1998, to direct and manage the Company's Asia Pacific Operations. Prior to joining the Company, Aucella held the position of Vice President of Asia/Pacific sales for Software.com from 1996 to 1998. From 1991 until 1996, Aucella directed international business development for Bay Networks. Aucella has established operations in Asia for a number of leading companies including Microcom and Motorola.

Mr. Richard E. Sterry was appointed in September 1998 as Vice President, Marketing. Prior to joining the Company, Sterry held executive marketing positions with networking and communications companies including Netaccess from 1996 to 1998, Computervision Corporation in 1995 and Intelligence At Large in 1994. Sterry has also held executive positions at Extension Technology, Avatar, Microcom and Prime Computer.

Mr. Bruce MacAloney was appointed in January 1998 as Vice President, Sales, America's and Europe. Prior to joining the Company, MacAloney served as Vice President, Sales for GigaNet, Inc. beginning in 1996. He held a senior executive position with Racor from 1994 until 1996. MacAloney has also held executive positions with a number of key companies in the industry including Standard Microsystems, Artel Communications and Interlan.

NETWORKING INDUSTRY & THE INTERNET

The data communications industry continues to undergo a fundamental shift away from hierarchical single-vendor systems to open, peer-to-peer communications networks and information management tools that provide users with greater computing power and access to information. The peer-to-peer evolution has created an increased demand for client/server based applications. The first impact of client/server based networks is the increasing demand for inexpensive, easy to use, remote access routers. Remote offices can now access corporate databases while running local application programs. In addition the Internet Protocol (IP) and Web interface have been adopted by corporations and have resulted in wide-scale deployment of intranets, Virtual Private Networks (VPNs) and e-commerce solutions. This revolution has been the platform for wide-scale capital investments across infrastructure, systems, applications and services spectrum, and has increased data traffic by 300% annually. The Internet is not new at OpenROUTE - it has long been the Company's focus. One of the Internet's original architects currently serves on the Company's Board of Directors along with other recognized networking pioneers. OpenROUTE's combination of proven innovation, expertise and Internet focus works to position the Company as a leader in providing Internet solutions.


1998 OPENING THE INTERNET FOR BUSINESS

During 1998, the Company continued to develop and market solutions designed to open the Internet for business. Specifically, the Company has continued to be a pioneer in the Internet Access arena. Focusing exclusively on the customer premise equipment (CPE) "edge" of the Internet, OpenROUTE has continued to raise the price/performance bar. The Company's flagship GTX1000 modular router continues to hold a competitive edge in configuration flexibility, performance, protocol support, ease of use and cost of ownership. In December 1998, the ISP UUNET/Worldcom began utilizing the GTX1000 in its mission critical services. In the critical area of networking security, business with OpenROUTE's partner PSINet grew with its continued rollout of the Company's GT60 series Internet routers using OpenROUTE's firewall support. In December 1998, PSINet selected OpenROUTE to introduce a new high speed (HSSI) service for their clients. During 1998, the Company introduced the GT900 and GTX1500, a new class of router that the Company believes is an industry stand out. The GTX1500 redefines price/performance leadership in the secure networking area providing hardware-based authentication, encryption and full data compression while running at full wire speed with multiple T1/E1 links. This feature rich, high performing router is competitively priced. The Company will continue its innovative development in its next generation of hardware and software solutions to address the evolving needs of business Internet users into the next millennium.

OPEN STANDARDS

OpenROUTE has long been committed to open, standards-based, product offerings. The Company believes that developing products that offer multi-vendor interoperability achieved through leadership in, and adherence to, open networking standards will continue to expand market opportunities in the future. OpenROUTE believes that the Company contributes significant technical expertise to the development, promulgation and adoption of key industry standards.

From a historical perspective, the Company co-authored both the Simple Network Management Protocol (SNMP) network management standard and the Open Shortest Path First (OSPF) internetwork routing standard. The Company has also developed and shipped an extension to OSPF known as Multicast. OpenROUTE continues to be an active member of the OSPF Interoperability Group, an industry consortium formed to ensure interoperability and further the acceptance of this important standard. The Company has also continued to execute another high-level standards activity as it has aggressively marketed its Data Link Switching
(DLSw) technology. DLSw technology, an industry standard, allows the Company's routers to encapsulate System Network Architecture (SNA) traffic in IP, thus eliminating the need to have separate backbone networks for SNA and LAN traffic. The implementation of DLSw technology in its routing products continues to give the Company opportunities in larger, headquarters site operations.

INTERNETWORKING SOFTWARE LICENSING WITH OPENROUTE

OpenROUTE's world class internetworking software suite is the foundation of the Company's high performance internetworking solutions. All of OpenROUTE's internetworking products ship with this software technology. The Company has been developing this software suite for approximately 13 years. In the later half of 1994, OpenROUTE began licensing this software. At that time, the Company completed two major internetworking software-licensing agreements. These agreements were reached with IBM and Digital Equipment Corporation, two of the world's largest information technology providers. The Company has also licensed its OpenROUTE software to Motorola's Information Systems Group (ISG) and TELDAT, S.A., a leading European networking product vendor headquartered in Madrid, Spain. In late 1997, the Company announced that it had licensed a subset of OpenROUTE software to Ascend Communications.

OPENROUTE DEVELOPMENT

The Company continues to invest heavily in its research and development operation. Over the past year, resources were used to enhance OpenROUTE's products in four key areas: advanced security, wide area connectivity modules, GTX modular router and next generation platforms. The Company's primary product line, the GT and GTX series, was significantly enhanced in the following areas:

(1) extension of Virtual Private Networking (VPNs) and secure network services to include encryption and authentication for RSA Rivert Control Four
      (RC4), Data Encryption Standard (DES), Triple-DES, Message Digest Five
      (MD5) and Secure Hash Algorithm-One (SHA-1), simplified address management and translation with the delivery of Double Network Address Translation
      (NAT) and Dynamic Host Configuration Protocol (DHCP) services;

(2) the industry's first in class, integrated high performance security accelerator to offload computer intensive activity associated with data encryption, data compression and session authentication - dramatically improving performance and maximizing wide area circuit utilization;

(3) a line of low cost, high performance trusted premise routers engineered to address the needs of cable, wireless and xDSL service providers;

(4) an array of popular wide area networking service interface cards; Considered revolutionary, these cards integrate services that have been previously available only as separate external devices. These popular network termination and circuit management cards include Digital Data Services 56/64kb CSU/DSU, T1/E1 CSU/DSU with Fractional services, 56kbps modem and multiple 10BaseT Ethernet interfaces; and

(5) a high capacity 45mb High Speed Serial Interface (HSSI) router for high demand applications used by ISPs and Network Service Providers.

OpenROUTE's software suite was dramatically enhanced with the release of OpenROUTE 3.1 and OpenROUTE 3.2. These new software versions consisted of key solutions including:

(1) An Hyper Text Transfer Protocol (HTTP) server and Browser-based configuration system that allows users to easily configure OpenROUTE routers with either Microsoft Explorer or Netscape Navigator;

(2) Network optimization features such as "packet tagging" were added to OpenROUTE's Traffic Control Services (TCS) to better manage costly WAN connections and increase traffic priority associated with Internet and Intranet-based networks; and

(3) The ability to service IBM SNA customers by updating the Company's award winning DLSw solutions.

In addition, during 1998 the Company entered into an agreement with Merlot Communications, Inc. ("Merlot") This technology transfer agreement allows for incorporation of both hardware and software into Merlot's converged solutions for small to medium size businesses. The goal is to combine OpenROUTE's expertise in secure Internet access with Merlot's innovative LAN and voice technology, to assist Competitive Local Exchange Carriers (CLECs) to provide truly integrated voice, video and data services from the edge of the carrier's network to the desktop.

Development also continued during 1998 on the OpenROUTE router used by the United States Navy to outfit certain aspects of its fleet and battle groups. The OpenROUTE router provides entrusted high speed data communication service between various mobile locations and ships in the fleet.


BUSINESS PARTNERING

The Company continues to focus on business partnerships with ISPs. The Company believes that ISPs offer a solid path of wide-scale distribution for GT and GTX products. As ISPs have evolved around the world, their equipment needs have paralleled this process. In many cases where ISPs are connecting businesses to the Internet or Intranet, the installation of an Internet access router is a necessity. By solidifying its presence with ISPs on a global basis, the Company believes it can expand its distribution and increase the potential to grow its business. During 1998, the Company established a relationship with UUNET/Worldcom and continued its relationship with PSINet. The Company's strategy is to increase the number of ISPs that carry OpenROUTE's products.

During 1998, the Company signed premier Value Added Reseller (VAR) agreements with Atrion Communications Resources, Inc., Westron Communications and Synergy Networks, each of whom actively market GT and GTX products in domestic markets. OpenROUTE is targeting major sales in markets such as government, financial services, health care, education, publishing, manufacturing, insurance, professional services, libraries and entertainment through its VAR partners.

MARKETING

The Company's marketing and distribution strategy is to continue to cultivate relationships with ISPs, VARs and Original Equipment Manufacturers (OEMs). The Company believes that its high performance, scalable architecture, and the ability to support emerging access technologies along with proven interoperability will contribute to continued success in these arenas. Specifically, the Company's products combine performance with the encryption, authentication and tunneling capabilities needed to design a cost-effective VPN. These VPNs represent a "virtually" untapped market. The Company believes that it has the expertise, products and pricing strategy needed for growth in this new arena.

The Company's marketing programs throughout the second half of 1998 and going forward in 1999 focus on ISP and corporate awareness through public relations, electronic advertising mediums such as the Internet, limited print advertising, cooperative direct mail campaigns and national industry trade shows. These activities are intended to enhance awareness of the Company and its products and generate sales leads for the Company's field sales force and the resellers. The Company plans to launch a new web-site along with a coordinated series of collateral material designed to educate as well as support their marketing efforts.

FIELD SALES FORCE

The Company's field sales force is primarily responsible for providing sales support and training to the Company's systems integrators, OEMs, ISPs, VARs and telecommunications carriers. The field sales force has a number of offices in the United States and international offices in Lockington Derby, England, Singapore, Toronto, Paris and Hong Kong. The Company also has strong sales associations in Tokyo and Beijing.

SYSTEMS INTEGRATORS AND OEMs

OpenROUTE sells a large number of units through systems integrators and OEMs. These organizations typically have technical expertise and an installed customer base in either telecommunications or computer communications, and are experienced in the sale and support of complex networking solutions. In 1998, the Company increased its shipments through telecommunications providers who install CPE.

VARs

The Company also sells its complete product line through VARs, which include Premier Access Partners and smaller regional VARs in markets around the world. Many of these VARs are selected for their capability to sell to and service small to medium-sized organizations, as well as for their expertise in vertical industries or technologies. The Company's VARs also include a number of large national and regional resellers including Atrion Communications Resources Inc., Westron Communications and Synergy Networks.

INTERNATIONAL SALES

The Company's products are currently marketed, sold and serviced internationally by over 30 distributors, VARs and OEMs. These resellers generally have non-exclusive agreements applying to a countrywide territory. International sales accounted for approximately 30.9% percent of net sales in 1998.

BACKLOG

Because of the generally short cycle between order and shipment (typically less than 45 days) and occasional customer-initiated changes in delivery schedules, the Company does not believe its backlog as of any particular date is necessarily indicative of future sales levels.

CUSTOMER SUPPORT AND SERVICE

The Company's customer service organization provides a comprehensive suite of service and support programs for resellers and end-users. The underlying philosophy of the Company is to provide end-users with alternatives for acquiring services for their networking requirements. Users can contract directly with the Company for service. Additionally, OpenROUTE offers multiple maintenance contract options designed to match the servicing capabilities and needs of the customer. The service offerings consist of technical support (remote and on-site), maintenance contracts, hardware and software upgrades, product exchange, spares, depot repair and professional services.

In February 1999, the Company signed a support services alliance agreement with Unisys

Corporation. This strategic relationship allows OpenROUTE customers to choose Unisys for on-site support of OpenROUTE products. The program is designed to augment OpenROUTE's existing programs by providing world-class on-site service according to defined Service Level Agreements (SLAs).


RESEARCH AND PRODUCT DEVELOPMENT

Management believes the Company's future success depends in large part upon timely enhancement of existing products and the development of new products that not only maintain technological excellence, but also improve the capabilities, efficiency and cost-effectiveness of the end-users' data communications networks. The Company is developing new products to improve price/performance ratios, enhance its network management capabilities, simplify ease of use, enhance network security and ensure interoperability with other vendors' standards-based products. The Company is also helping to define and support emerging industry standards that underlay the use of new technological capabilities. The Company is currently participating in a variety of Internet Engineering Task Force working groups.

In 1998, 1997 and 1996, the Company's research and product development expenditures were $4,610,000, $5,987,000 and $9,353,000, respectively. All of the Company's expenditures for hardware and software research and development costs have been expensed as incurred.

MANUFACTURING

The Company's manufacturing operations consist of systems level integration and testing. The Company has strategic relationships with U.S. Assemblies of Taunton, Massachusetts, ("U.S. Assemblies") a major subcontract manufacturer with access to cost-effective, high volume manufacturing, distribution and repair capability worldwide, and since October 1998, with Venture Manufacturing Ltd. of Singapore ("Venture Manufacturing"). U.S. Assemblies manufactures the Company's board assemblies for its router, hub and adapter card product lines and specific, turnkey manufacturing for a number of OpenROUTE products. When fully operational in 1999, Venture Manufacturing will provide OpenROUTE with services similar to U.S. Assemblies.

The Company believes that in the event of an interruption in manufacturing by either of its subcontractors (U.S. Assemblies or Venture Manufacturing) it will be able to shift its production needs to the unaffected facility as necessary, and continue to meet its expected demand. Both U.S. Assemblies and Venture Manufacturing operate a number of other plants within the United States and Asia.

OpenROUTE performs some final assembly and testing of its intelligent hubs and routers at its Westborough, Massachusetts facility. A repair depot and logistics operation is also located at its Westborough facility, coordinating global service requirements for all products.

The Token Ring chipsets used in the Company's 4/16 Mbps adapters are currently manufactured by Texas Instruments. The Company has an agreement with Texas Instruments under which it believes it will be able to obtain adequate supplies of these chipsets in a timely manner to meet customer demand. However, the reduction or interruption in supply or a significant price increase could adversely affect the Company's operating results. The Reduced Instruction Set Computer ("RISC") processor presently used in the Company's CNX 600 and CNX 500 bridging routers is available solely from Advanced Micro Devices, Inc. ("AMD"). The Company believes, however, that other available RISC processors could be substituted for the AMD chip, if necessary, with some product modifications. Certain logic semiconductors, signal processors and subassembly components used in the Company's products are also available only from limited sources. The Company has not experienced any significant problems in obtaining required supplies of such limited source components and believes that alternative sources could be developed quickly. However, such shortages could result in production delays that might adversely affect the Company's business. The Company's line of GTX and GT Business Series products incorporates microprocessors supplied by Motorola. The Company is not aware of any shortages of chips from Motorola, and believes that supplies will be adequate for the coming year.

OpenROUTE continues to have OEM arrangements with manufacturers for some of its Token Ring product offerings. The Company does not feel these arrangements jeopardize the quality of the products the Company is shipping. In most cases, if supply from one vendor was interrupted or made scarce, the Company could find a comparable source for the affected product with limited delays in shipment.


COMPETITION

The data communications, networking and computer industries are highly competitive and characterized by rapidly changing technology and evolving industry standards. These advances result in frequent new product introductions, increased capabilities and improvements in the relative price/performance of networking products. The Company competes with several companies having greater research and development, marketing and financial resources, manufacturing capability, customer support organizations and name recognition than those of OpenROUTE.

INTERNET ACCESS MARKET COMPETITION

In its newer GTX and GT Business Series product lines, the Company manufactures routers that connect users on the network edge. The Company believes that major competitors in this market segment include Lucent, Nortel, Netopia Systems, Cisco Systems, 3COM, Ascend Communications, Xyplex, ACC and Ramp Networks, among others.


INTELLECTUAL PROPERTY RIGHTS

The Company was granted a patent on February 18, 1992, for its Token Ring synchronization technology, commonly referred to as JitterBuster. On July 21, 1992 the Company was granted a patent for Token Ring Equalizer. Each of these patents has a life of 17 years from the date of grant. In September 1997 the Company applied for a U.S. patent for its GTX modular Internet access router. Currently, OpenROUTE relies principally upon a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. The Company believes that because of the rapid pace of technological change in the data communications and computer industries, the legal protection for its products is a less significant factor in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

Certain technology used in the Company's products is licensed by the Company from third parties, generally on a non-exclusive basis. These license agreements generally require the Company to pay royalties (certain of these license agreements include minimum royalty requirements) and to fulfill confidentiality obligations in order to maintain the licenses. One of the Company's license agreements is an exclusive license for a portion of the software incorporated in the Company's bridging routers. In order to maintain the exclusivity of this license, the Company must make minimum annual royalty or other payments in addition to those required to maintain the license. The sum of these payments for each year is relatively insignificant to the Company. The maximum royalties payable under this license are limited in accordance with a formula. Generally, if the Company does not pay minimum royalties or make other minimum payments each year under this license, the license may be terminated. Absent a breach of this license agreement by the Company, the license may be continued indefinitely at the Company's option. The termination of this license would have a material adverse effect on the Company's operations because the technology licensed under this agreement is included in the software incorporated into the Company's bridging router products, which provide a significant portion of the Company's revenues.

RISK FACTORS

TECHNOLOGICAL CHANGE, NEW PRODUCTS AND INDUSTRY STANDARDS

OpenROUTE is positioning itself as a company focused on the edge of the Internet. OpenROUTE views the network access market as having two lines of business, Internet access and local access. Its current strategy is based upon concentration on the Internet access market segment.

The market for the Company's products is characterized by rapidly changing technology, new product introductions and multiplicity of current and evolving industry standards. Accordingly, the Company believes that its future success will depend on its continuing ability to enhance and expand its existing products and to develop or private label other manufacturer's technology and introduce in a timely fashion new products which incorporate new technologies, conform to standards and achieve market acceptance.

There can be no assurance that the Company's strategy is the correct one under the circumstances; that the Company has correctly assessed trends in the marketplace; that the Company will be able to develop, market, support or secure external supplies of, such products successfully; or that the Company will be able to respond effectively to technological changes, new product announcements by others or new industry standards.

MANUFACTURING AND SUPPLY; DEPENDENCE ON SUPPLIERS

The Company's manufacturing operations consist of systems level integration and testing. The Company has strategic relationships with U.S. Assemblies of Taunton, Massachusetts, a major subcontract manufacturer with access to cost-effective, high volume manufacturing, distribution and repair capability worldwide, and since October 1998 with Venture Manufacturing. U.S. Assemblies manufactures the Company's board assemblies for its router, hub and adapter card product lines and specific, turnkey manufacturing for a number of OpenROUTE products. When fully operational in 1999, Venture Manufacturing will provide OpenROUTE with services similar to U.S. Assemblies.

The Company believes that in the event of an interruption in manufacturing by either of its subcontractors (U.S. Assemblies or Venture Manufacturing) it will be able to shift its production needs to the unaffected facility as necessary and continue to meet its expected demand. Both U.S. Assemblies and Venture Manufacturing operate a number of other plants within the United States and Asia.

OpenROUTE performs some final assembly and testing of its intelligent hubs and routers at its Westborough, Massachusetts facility. A repair depot and logistics operation is also located at its Westborough facility, coordinating global service requirements for all products.

The Token Ring chipsets used in the Company's 4/16 Mbps adapters are currently manufactured by Texas Instruments. The Company has an agreement with Texas Instruments under which it believes it will be able to obtain adequate supplies of these chipsets in a timely manner to meet customer demand. However, the reduction or interruption in supply or a significant price increase could adversely affect the Company's operating results. The RISC processor presently used in the Company's CNX 600 and CNX 500 bridging routers is available solely from AMD. The Company believes, however, that other available RISC processors could be substituted for the AMD chip, if necessary, with some product modifications. Certain logic semiconductors, signal processors and subassembly components used in the Company's products are also available only from limited sources. The Company has not experienced any significant problems in obtaining required supplies of such limited source components and believes that alternative sources could be developed quickly. However, such shortages could result in production delays that might adversely affect the Company's business. The Company's line of GTX and GT Business Series products incorporates microprocessors supplied by Motorola. The Company is not aware of any shortages of chips from Motorola, and believes that supplies will be adequate for the coming year.

OpenROUTE continues to have OEM arrangements with manufacturers for some of its Token Ring product offerings. The Company does not feel these arrangements jeopardize the quality of the products the Company is shipping. In most cases, if supply from one vendor was interrupted or made scarce, the Company could find a comparable source for the affected product with limited delays in shipment.

The inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which would adversely affect the Company's operation results. There can be no assurance that, in the event of interruptions in contract manufacturing, supplies of components from sole or limited sources or supplies of units from OEM vendors or similar occurrences, the Company could find and engage suitable alternatives in a timely manner. Such interruptions or the inability of OpenROUTE to counteract them successfully could have an adverse effect on the Company's business, operations and finances.

INTELLECTUAL PROPERTY

Currently, OpenROUTE relies principally upon a combination of contractual rights, trade secrets and copyright laws to establish and protect proprietary aspects of its products. The Company believes that, because of the rapid pace of technological change in the data communications and computer industries, legal protection for its products is a less significant factor in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. However, should a successful challenge be mounted against the rights of OpenROUTE in and to its intellectual property, by allegations of infringement on the rights of other or for any other reason, the Company's business, operations and finances could be adversely affected. Certain technology used in the Company's products is licensed by the Company from third parties. The termination of certain of these licenses would have a material adverse effect on the Company's operations.

PRODUCT COMPATIBILITY AND COMPETITION

INTERNET ACCESS (ROUTERS)

OpenROUTE expects to participate significantly in the market segment of Internet access routing by focusing exclusively on the Internet's edge. Specifically, the Company provides best-of-class edge solutions that complement with the core and maximize the edge. The Company has enhanced its Internet access capabilities with the introduction of new products that and expanded its presence in the Integrated Services Digital Network (ISDN) marketplace.

INTERNETWORKING SOFTWARE

OpenROUTE(TM), OpenROUTE's internetworking software suite, is the foundation of the Company's high performance Internet access products. All of OpenROUTE's internetworking products ship with this software technology installed. Also, OpenROUTE licenses this software to other providers of internetworking products.

As routing technology progresses, the Company may be required to modify its routing and bridging software to maintain compatibility of its products with various standards and interoperability with other manufacturers router products. Failure by the Company to maintain such compatibility, interoperability and technical competencies could adversely affect the Company's business, operations and finances.

NETWORK INTERFACE CARD PRODUCTS

The market for Token Ring network interface card products is dominated by IBM, MADGE and Olicom. While Token Ring networking is an industry standard, OpenROUTE believes that its ability to address successfully the market for Token Ring network products is dependent upon the compatibility and interoperability of the Company's products with products offered by these vendors and upon maintaining compatibility with the Token Ring standard as it continues to evolve.

LAN ACCESS

The Company continues to sell Token Ring Switches; intelligent hubs that provide connectivity and management of different network cabling schemes and LAN topologies; Ethernet hubs, the ProNET/E series, for the workgroup market segment; Token Ring hubs, the Serial 75 Stackable Hub family for building networked and extended workgroups; Token Ring adapters for physical connectivity and Token Ring signaling between a personal computer ("PC") or workstation and LAN cabling; and muliport cards intended to provide a full range of solution for the client/server marketplace. The Company also seeks opportunities to leverage technology through licensing arrangements.

COMPETITION

The data communications, networking and computer industries are highly competitive and characterized by rapidly changing technology and evolving industry standards. These advances result in frequent new product introductions, increased capabilities and improvements in the relative price/performance of networking products. As a competitor in the networking industry, OpenROUTE believes one of the keys to success will be making networks more accessible to a broader base of customers. OpenROUTE is committed to open, standards based products, innovative solutions to customer requirements for reliable and high performance networks, a favorable price/performance ratio, ease of installation and ease of use.

The Company competes with several companies having greater research and development, marketing and financial resources, manufacturing capability, customer support organizations and name recognition than those of the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's business, operations and finances.

RESEARCH AND PRODUCT DEVELOPMENT

Management believes the Company's future success depends in large part upon timely enhancement of existing products and the development of new products that not only maintain technological excellence, but also improve the capabilities, efficiency and cost effectiveness of the end users' data communication networks. The Company is developing new products to improve price/performance ratios, enhance its network management capabilities, simplify ease of use and ensure interoperability with other vendors' standards based products.

VARIABILITY OF QUARTERLY OPERATING RESULTS

The Company's quarterly operating results may vary significantly depending upon factors such as the timing of new product announcements and releases by the Company and its competitors, the timing of significant orders, the mix of products sold and the mix of distribution channels through which the products are sold. In addition, substantially all of the Company's sales in each quarter result from orders booked in that quarter. Consequently, if sales do not close in any quarter as anticipated, the Company's results of operations for that quarter would be adversely affected. Further, the Company's expense levels are based, in part, on its expectations of future sales. If sales levels are below expectations, operating results may be adversely affected. Also, quarterly results can be materially affected by the existence and/or the timing of software licensing revenues.

METHOD OF DISTRIBUTION

The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of ISPs, OEMs, and VARs. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller accounted for approximately 12%, 11% and 14%, of the Company's total net sales in 1998, 1997 and 1996, respectively, and a second reseller accounted for approximately 10%, 8%, and 14% of the Company's total net sales in 1998, 1997, and 1996, respectively.

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

INTERNATIONAL SALES, REGULATORY STANDARDS AND CURRENCY EXCHANGE

International sales accounted for 30.9%, 35.4% and 38.3% in 1998, 1997 and 1996, respectively, of the Company's net sales. The decrease in the international sales as a percentage of the Company's net sales was primarily the result of the economic crisis in the Asia Pacific region. The Company expects that international sales to continue to be a significant portion of the Company's business. Foreign regulatory bodies continue to establish standards different from those in the United States, and the Company's products are designed generally to meet those standards. The inability of the Company to design products in compliance with such foreign standards could have an adverse effect on the Company's operating results. The Company's international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs and difficulties in obtaining export licenses.

POSSIBLE VOLATILITY OF STOCK PRICE

The Company believes factors such as announcements of new products by the Company or its competitors and quarterly variations in financial results could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock market has experienced volatility which has particularly affected the market prices for many high technology companies' stock and which often has been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's Common Stock.

CERTAIN CHARTER AND BY LAW PROVISIONS

The Company's Amended and Restated Articles of Organization and By-Laws contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

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

PRODUCTS MANUFACTURED BY THE COMPANY. The Company's main business since its formation has consisted primarily of the manufacture and sale of: (i) Remote Access Routers used to access the Internet; (ii) LAN equipment used to link together computers and peripheral devices; and (iii) Network Interface Cards
(NIC), which connect computer workstations to a network. The Company has installed its own proprietary software in all of its manufactured Remote Access Routers and LANs, and at times has licensed this software to third parties. The Company's installed proprietary software and the products manufactured and sold by the Company, do not track or report dates, are not date dependent and are Year 2000 compliant. The Company's manufactured NIC cards do not contain any date-dependent functions, and thus also are Year 2000 compliant. Therefore, the Company does not expect that Year 2000 processing problems will occur in products sold by the Company, or that Year 2000 product problems would have a material effect on the Company's business, financial condition or the results of operations.

INTERNAL BUSINESS SOFTWARE AND SYSTEMS. The Company in 1998 conducted an inventory of its internal business systems, to determine whether any Year 2000 processing problems existed in critical equipment or systems. As a result, and as part of a corporate program intended to reduce cycle time and improve efficiency, the Company purchased new business operations systems which operate the Company's financial, administrative, business, manufacturing and customer service functions. The software vendor has indicated these systems are Year 2000 compliant. The Company completed the installation of these systems in January 1999 and successfully closed the fiscal months of January and February 1999. The Company has a one year limited warranty on these systems commencing from the date of delivery, which warranty would expire before January 1, 2000.

The Company also has installed a new telephone system under a long-term lease which the Company believes to be Year 2000 compliant. However, if testing demonstrates unexpected Year 2000 problems in these new systems, there would be no assurance that the Year 2000 problems would not have a material impact on the Company's internal operations and would not materially impact the Company's business, financial condition or results of operations.

The Company expended $340,000 in Year 2000 system costs in 1998. Some of these costs have been capitalized under generally accepted accounting practices. The Company expects to incur additional expenditures of $175,000 in 1999 related to Year 2000 equipment purchases and leases, including consulting fees, license agreements and lease payments.

READINESS OF THIRD PARTY SUPPLIERS AND VENDORS. The Company relies on third party suppliers, service providers and contractors for critical services, including utility power and telephone, parts and supplies. In addition, the Company sells its products to customers, including ISPs and others, which are highly dependent on computers, and which could be adversely affected by their own or their suppliers' lack of Year 2000 readiness. The Company has conducted an inventory of its critical suppliers, service providers and contractors to determine the extent to which the Company's operations could be affected by those third parties' failure to remedy their own Year 2000 issues. This exercise was substantially completed in March 1999. Most of the Company's critical suppliers, service providers and contractors are also in the high technology field, thus Year 2000 compliance has received intense attention throughout the vendors' base. OpenROUTE's major contract manufacturer, U.S. Assemblies, has recently completed implementation of the Year 2000 compliant version of MAPICS for their material resource planning purposes.

Following completion of its inventory and assessment of third party readiness, the Company will determine whether testing, verification or contingency plan procedures are necessary. The most reasonably likely worst case scenario if suppliers or customers were not Year 2000 compliant would be interruption in the Company's ability to manufacture or deliver its products through loss of power, supply shortages or disruption of delivery systems, or a material decrease in the sale of products if customers lose substantial business or divert substantial resources to uncorrected Internet Year 2000 problems. The Year 2000 readiness of outside suppliers or customers is outside the Company's control. There can be no assurance that the failure of third party suppliers or the Company's customers to effectively remedy Year 2000 defects would not have a material adverse impact on the Company's business, results of operations or financial condition.

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

EMPLOYEES

As of December 31, 1998, the Company employed a total of 86 persons, including 38 in sales, marketing and customer support, 24 in engineering and product development, 9 in manufacturing and 15 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its employee relations are good.

REGISTERED TRADEMARKS

Proteon, OpenROUTE, TokenVIEW and ProNET are registered trademarks and JitterBuster, CNX 600, CNX 500, CNX 400, DNX 350, RapiDriver, OneVIEW and OverVIEW are trademarks of OpenROUTE. Ethernet is a registered trademark and XNS is a trademark of Xerox Corporation. IBM and NetView are registered trademarks and SNA is a trademark of IBM. Motorola is a trademark of Motorola, Inc.; AMD is a trademark of Advanced Micro Devices, Inc. AT&T is a trademark of AT&T.

                               ITEM 2. PROPERTIES

The Company's principal administrative, marketing, manufacturing and product development facilities are located in one building in Westborough, Massachusetts and occupied a total of approximately 44,000 square feet as of December 31, 1998. The Company occupies these facilities under a lease agreement that expires in April 2002. The Company has the option to extend the term of the lease for two five-year periods commencing on May 1, 2002 and May 1, 2007. In addition, the Company leases four sales and support offices elsewhere in the United States and abroad. The Company believes that its existing facilities are adequate for its current needs.

                            ITEM 3. LEGAL PROCEEDINGS

OpenROUTE filed a civil complaint against Digital Equipment Corporation and Cabletron Systems, Inc. (the Defendants) on April 1, 1998 in the Middlesex Superior Court located in Cambridge, Massachusetts. Docket # 98-01533-F is assigned to this matter.

In its complaint (as amended), OpenROUTE alleges that Digital Equipment Corporation breached two separate existing agreements by and between OpenROUTE and Digital Equipment Corporation, the Source Code Licensing Agreement and the Hardware and Software Development and Software Distribution Agreement for Networks Routers, by assigning its rights under both agreements to Cabletron Systems, Inc. without the required consent of OpenROUTE. In addition, OpenROUTE alleges unfair and deceptive practices in violation of Massachusetts General Laws and, as against Cabletron, unjust enrichment for unauthorized receipt and use of OpenROUTE technology. OpenROUTE seeks monetary damages against Digital Equipment Corporation.

Digital Equipment Corporation counter-claimed that it had the right to assign its rights without OpenROUTE's consent, and therefore, the suit should be dismissed. Cabletron Systems, Inc. cited that it was a good faith purchaser for value, and as such, the claim against it should also be dismissed.

Court hearings have been held to narrow the issues in the case. To date, the court has found a breach of contract by Digital Equipment Corporation to exist as a matter of law. The court has found that Cabletron Systems, Inc. was a good faith purchaser for value and dismissed the claim against Cabletron Systems, Inc., however, the court specifically reserved the right for OpenROUTE to amend its complaint if it discovers any unlawful transfer of intellectual property apart from the issue of improper assignment of rights under the two agreements. The case has now proceeded to discovery along with Motions for Reconsideration being filed by both sides.

It is anticipated that discovery in this matter will take place over the next six to twelve month period, along with further review by the court taking place as the case proceeds.

Neither the Company nor any of its subsidiaries is a party to any other material legal proceedings nor is any property of the Company the subject of any material legal proceedings.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The section entitled "Stock Price History" in the Company's 1998 Annual Report is incorporated herein by reference and filed as an Exhibit to this Annual Report on Form 10-K.

                         ITEM 6. SELECTED FINANCIAL DATA

The table entitled "Selected Consolidated Financial Data" contained in the 1998 Annual Report is incorporated herein by reference. The information set forth in the table is not necessarily indicative of the results of future operation and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto and other financial information appearing elsewhere in the 1998 Annual Report.

                        ITEM 7. MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1998 Annual Report is incorporated herein by reference.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company is not exposed to any market risks arising from changes in interest rates or other market risk sensitive instruments. The current exposure to market risks arising from changes to foreign currency rate is not material. Under its current policy, the Company places its investments in highly rated financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Financial instruments, which potentially subject the Company to concentration of credit risk, are principally cash and cash equivalents, marketable securities and accounts receivable.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Quarterly Financial Data" and "Report of Independent Accountants" contained in the 1998 Annual Report are incorporated herein by reference.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

On January 13, 1999, BDO Seidman, LLP replaced PriceWaterhouse Coopers, LLP as the Company's independent auditors. The Company filed a Current Report on Form 8-K and a Current Report on Form 8-K/A on January 1, 1999 and February 24, 1999, respectfully, reporting the Company's change of its independent accounting firm. The Form 8-K and Form 8-K/A are herein incorporated by reference and filed as exhibits to this Annual Report on Form 10-K.

                                    PART III
                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                  OF OPENROUTE

The sections entitled "Information Concerning the Board of Directors and the Executive Officers," "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's 1999 Proxy Statement which the Company intends to file with the Securities and Exchange Commission on or about April 21, 1999 are incorporated herein by reference.


                         ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Directors' Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained in the Company's 1999 Proxy Statement are incorporated herein by reference.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders" contained in the 1999 Proxy Statement is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                        SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Schedules and Exhibits

      The financial statements, the schedules and the exhibits listed below are filed as part of this Report:

1.    Financial statements:

      Consolidated Balance Sheets as of December 31, 1998 and 1997

      Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

      Reports of Independent Accountants

2.    Financial Statement Schedule:

      Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes submitted.

3. Exhibits: See Index to Exhibits on page 26. Each of the following exhibits described on the index to exhibits is a management contract or compensatory plan or arrangement: 10.4, 10.5, 10.6, 10.7, 10.8, 10.9,
      10.10, 10.11, 10.12, 10.14, 10.15, 10.16, 10.17, 10.19.

(b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 1, 1999, reporting the Company's change of its independent accounting firm. The Company amended the Form 8-K by filing a Current Report on Form 8-K/A on February 24, 1999. The Form 8-K and the Form 8-K/A are herein incorporated by reference and filed as exhibits to this Annual Report on Form 10-K. The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, OpenROUTE Networks, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                    OPENROUTE NETWORKS, INC.
                                    (Registrant)

March 31, 1999                      By: /s/ Bryan R. Holley
                                    Bryan R. Holley
                                    President & Chief Executive Officer
                                    (principal executive officer)
                                    Authorized Signatory

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

March 31, 1999                      /s/ Steven T. Shedd
                                    Steven T. Shedd
                                    Vice President, Finance and Chief Financial
                                    Officer Treasurer and Clerk
                                    (principal financial officer)

March 31, 1999                      /s/ Sally KH Teo
                                    Sally KH Teo
                                    Corporate Controller
                                    (principal accounting officer)


March 31, 1999                      /s/ David Clark
                                    David Clark, Director


March 31, 1999                      /s/ Robert M. Glorioso
                                    Robert Glorioso, Director


March 31, 1999                      /s/ Howard C. Salwen
                                    Howard C. Salwen, Director

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of OpenROUTE Networks, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 11, 1998, except as to the segment information for the years ended December 31, 1997 and 1996 presented in Note 8, for which the date is March 26, 1999, appearing in the 1998 Annual Report to Shareholders of OpenROUTE Networks, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also includes an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                        PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 1998

3. EXHIBIT INDEX

Exhibit
Number            Description

(3.1)       Restated Articles of Organization, as amended*(c) (filed as Exhibit
            3.1)

(3.2) Articles of Amendment dated June 12, 1998 on the change of name of the corporation to OpenROUTE Networks, Inc. from Proteon, Inc. (filed as Exhibit 3.2 to this Form 10-K)

(3.3) By-Laws, as amended and restated, of the Registrant*(a) (filed as Exhibit 3.3)

(4.1)       Article 4 of the Restated Articles of Organization*(c) (See Exhibit
            3.1)

(4.2)       Form of Common Stock Certificate*(b) (filed as Exhibit 4.2)

(10.1) Manufacturing Services Agreement, dated August 1, 1989 between the Registrant and Texas Instruments, Inc.*(a) (filed as Exhibit 10.3)

(10.2) Purchase Agreement, dated December 1, 1990 between the Registrant and Texas Instruments, Inc.*(a) (filed as Exhibit 10.4)

(10.3) Software License Agreement, dated January 1, 1990 between the Registrant and Noel Chiappa*(a) (filed as Exhibit 10.5)(+)

(10.4)      1991 Restated Stock Option Plan*(d) (filed as Exhibit 19.1)

(10.5)      1988 Nonqualified Stock Option Plan*(a) (filed as Exhibit 10.7)

(10.6)      Restated Employee Stock Award Plan*(a) (filed as Exhibit 10.8)

(10.7) Consulting Agreement, dated August 31, 1989 between the Registrant and David Clark*(a) (filed as Exhibit 10.11)

(10.8) Form of Indemnification Agreement. An Indemnification Agreement was entered into by and between the Registrant and each of: David Allen, Steven J. Bielagus, Daniel Capone, Jr., David Clark, Howard C. Salwen and certain other former directors and executives. Although the agreements were executed on various dates, each is the same as the Form of Indemnification Agreement in all material respects and details, and therefore the individual agreements are not filed herewith.*(a) (filed as Exhibit 10.17)

(10.9) Executive Compensation Arrangement Not Set Forth in a Formal Document*(e) (filed as Exhibit 10.26)

(10.10) Consulting Agreement, dated August 25, 1993, between the Registrant and Howard Salwen*(f) (filed as Exhibit 10.1)

(10.11) Employment Agreement, dated March 18, 1994, between the Registrant and Steven J. Bielagus*(g) (filed as Exhibit 10.3)

(10.12) Employment Agreement, dated June 27, 1994 between the Registrant and Daniel J. Capone, Jr.*(h) (filed as Exhibit 10.4)

(10.13) Lease Agreement dated December 19, 1994 between the Registrant and WCB Twenty Limited Partnership*(i) (filed as Exhibit 10.31)

(10.14) Severance Compensation Agreement dated March 11, 1996 between the Registrant and William T. Greer* (j) (filed as Exhibit 10.28)

(10.15) Employment Agreement, dated October 16, 1996 between the Registrant and Robert J. Connaughton, Jr.*(j) (filed as Exhibit 10.29)

(10.16) Severance Compensation Agreement dated October 21, 1996 between the Registrant and Robert J. Connaughton, Jr.*(j) (filed as Exhibit 10.30)

(10.17) Form of Severance Compensation Agreement. A Severance Compensation Agreement was entered into by and between the Registrant and each of: Robert Koch, Steven T. Shedd, Richard J. Arena, Eugene Y.
            Chang, Daniel J. Capone, Jr., Steven J. Bielagus, Kenneth Holvaldt and Jack A. Ritter. Although the agreements were executed on various dates, each is the same as the Form of Severance Compensation Agreement in all material respects and details, and therefore the individual agreements are not filed herewith.*(k) (filed as Exhibit 10.17)

(10.18) Amendment to Lease Agreement dated December 19, 1994 between Registrant and WCB Twenty Limited Partnership, dated May 23, 1997*(l) (filed as Exhibit 10.18)

(10.19) Form of Severance Compensation Agreement. A Severance Compensation Agreement was entered into by and between the Registrant and each of: Richard E. Sterry and Byran Holley. Although the agreements were executed September 16, 1998 and July 6, 1998 respectively, each is the same as the Form of Severance Compensation Agreement in all material respects and details, and therefore the individual agreements are not filed herewith. (filed as Exhibit 10.19 to this Form 10-K)



3. Exhibits (continued)

Exhibit
Number      Description

(13) The Annual Report to Stockholders of the Company for the fiscal year ended December 31, 1998 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)

(16)        Letter re change in certifying accountants*(m) (filed as Exhibit
            16.)

(16)        Letter re change in certifying accountants*(n) (filed as Exhibit 16)

(21)        Subsidiaries of the Registrant (filed as Exhibit 21 to this Form
            10-K)

(23) Consent of PricewaterhouseCoopers, LLP (filed as Exhibit 23 to this Form 10-K)

(27)        Financial Data Schedule(filed as Exhibit 27 to this Form 10-K)

(99) Current Report on Form 8-K dated January 20, 1999 (m), as amended by Current Report on Form 8-K/A dated February 24, 1999 (n).

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

(g) Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994.

(h)         Registrant's Quarterly Report on Form 10-Q for the quarter ended
            July 2, 1994.

(i) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(j) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

(k) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(l) Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(m)         Registrant's Current Report on Form 8-K dated January 20, 1999.

(n)         Registrant's Current Report on Form 8-K/A dated February 24, 1999.

All exhibit descriptions followed by a (+) indicate documents with respect to which confidential treatment has been granted.