Form 10-Q
period 1999-03-27
OPENROUTE NETWORKS INC
filed 1999-05-04
CIK 874316

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE  ACT OF 1934
       For the quarterly period ended March 27, 1999

                                        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period _________ to __________.

                         Commission File Number 0-19175



                            OPENROUTE NETWORKS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Massachusetts                                          04-2531856
----------------------------                              ----------------------
(State or other jurisdiction                                  (IRS Employer
    of incorporation)                                     Identification Number)

                  Nine Technology Drive, Westborough, MA 01581
                  --------------------------------------------
                    (Address of principal executive offices)

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

         YES [ X ]      NO [   ]

Indicate number of shares outstanding of each of the issuer's classes of common stock as of March 27, 1999.

Common Stock, $0.01 par value                                    15,430,168
-----------------------------                                 ------------------
   (Title of each class)                                      (Number of shares)

                            OpenROUTE Networks, Inc.

                                    Form 10-Q

                                Quarterly Report
                                 March 27, 1999

                                Table of Contents


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 27, 1999 (unaudited) and December 31, 1998.

                  Consolidated Statements of Operations for the three months ended March 27, 1999 and March 28, 1998 (unaudited).

                  Consolidated Statement of Shareholders' Equity for the Three Months Ended March 27, 1999 (unaudited).

                  Consolidated Statements of Cash Flows for the three months ended March 27, 1999 and March 28, 1998 (unaudited).

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

         Item 3.  Defaults upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements





                                     OPENROUTE NETWORKS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                          (in thousands)


                                                                                                        March 27,       December 31,
ASSETS                                                                                                    1999              1998
                                                                                                        ---------       ------------
                                                                                                       (unaudited)
Current assets:
      Cash and cash equivalents                                                                          $  1,810        $  2,024
      Marketable securities                                                                                 2,260           3,128
      Accounts receivable, net                                                                              3,394           3,356
      Inventories                                                                                           7,422           8,546
      Prepaids and other assets                                                                               345             509
                                                                                                         --------        --------
              Total current assets                                                                         15,231          17,563

Property and equipment, net                                                                                 2,574           2,715
                                                                                                         --------        --------

              Total assets                                                                               $ 17,805        $ 20,278
                                                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                                   $    767        $  1,449
      Accrued compensation                                                                                    253             353
      Accrued expenses                                                                                      2,185           2,743
      Accrued warranty                                                                                        583             582
                                                                                                         --------        --------

          Total current liabilities                                                                         3,788           5,127
                                                                                                         --------        --------

Stockholders' equity
       Preferred stock                                                                                       --              --
       Common stock                                                                                           159             157
       Capital in excess of par value                                                                      49,560          49,418
       Accumulated deficit                                                                                (34,800)        (33,526)
       Cumulative translation adjustments                                                                     108             112
       Less Treasury stock, at cost                                                                        (1,010)         (1,010)
                                                                                                         --------        --------

          Total stockholders' equity                                                                       14,017          15,151
                                                                                                         --------        --------

              Total liabilities and stockholders' equity                                                 $ 17,805        $ 20,278
                                                                                                         ========        ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            OPENROUTE NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                          Three months ended
                                                        March 27,      March 28,
                                                          1999           1998
                                                        --------       --------
Sales:
      Product                                           $  3,073       $  3,493
      Service and other                                      488            695
                                                        --------       --------
                                                           3,561          4,188
                                                        --------       --------

Cost of sales:
      Product                                              1,543          2,062
      Service and other                                      446            511
                                                        --------       --------
                                                           1,989          2,573
                                                        --------       --------

      Gross profit                                         1,572          1,615
                                                        --------       --------

Operating expenses:
      Research and development                               970          1,215
      Selling and marketing                                1,073          2,247
      General and administrative                             847            853
                                                        --------       --------
                                                           2,890          4,315
                                                        --------       --------

Loss from operations                                      (1,318)        (2,700)
Interest income, net                                          50            191
                                                        --------       --------

Loss before income taxes                                  (1,268)        (2,509)
Provision for income taxes                                     6              4
                                                        --------       --------
Net loss                                                ($ 1,274)      ($ 2,513)
                                                        ========       ========

Per share data:
Basic and diluted loss per share                        ($  0.08)      ($  0.16)
                                                        ========       ========

Basic and diluted weighted average number
  of common shares outstanding                            15,417         15,286
                                                        ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             OPENROUTE NETWORKS, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                                  Accumulated
                                                                                      Capital in                     Other
                                                                 Common Stock          Excess of   Accumulated   Comprehensive
                                                            Shares        Amount       Par Value     Deficit         Income
                                                           -------------------------------------------------------------------
BALANCE, December 31, 1998                                 15,740         $ 157        $49,418     $(33,526)          $112
     Issuance of common stock                                  81             2            142         --              --
     Repurchase of stock as treasury stock                   --            --             --           --              --
     Comprehensive income (loss)
          Foreign currency translation                       --            --             --           --               (4)
          Net Loss                                           --            --             --         (1,274)
------------------------------------------------------------------------------------------------------------------------------
               Total comprehensive loss                      --            --             --           --              --
------------------------------------------------------------------------------------------------------------------------------
BALANCE, March 27, 1999                                    15,821         $ 159        $49,560     $(34,800)          $108
------------------------------------------------------------------------------------------------------------------------------






                                                                        Total
                                                  Treasury Stock     Stockholders'
                                               Shares        Amount     Equity
                                               -----------------------------------
BALANCE, December 31, 1998                          390    $ (1,010)   $ 15,151
     Issuance of common stock                      --          --           144
     Repurchase of stock as treasury stock         --          --
     Comprehensive income (loss)
          Foreign currency translation             --          --            (4)
          Net loss                                 --          --        (1,274)
----------------------------------------------------------------------------------
              Total comprehensive loss                                   (1,278)
----------------------------------------------------------------------------------
BALANCE, March 27, 1999                             390    $ (1,010)   $ 14,017
----------------------------------------------------------------------------------


                            OPENROUTE NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                             March 27,  March 28,
                                                               1999       1998
                                                             -------    -------
Cash flows provided by operating activities:
Net loss                                                     $(1,274)   $(2,513)
  Adjustments to reconcile net loss to cash
  flows used by operating activities:
     Bad debt provision                                           75        154
     Depreciation and amortization                               201        307
     Loss (gain) on disposition of fixed assets                   (1)      --

  Changes in operating assets and liabilities:
     Increase in accounts receivable                            (113)      (118)
     (Increase) decrease in inventories                        1,124       (392)
     Decrease in deposits and other assets                       164          5
     Decrease in accounts payable and accrued expenses        (1,339)      (372)
                                                             -------    -------
Net cash used by operating activities                         (1,163)    (2,929)
                                                             -------    -------

Cash flows provided by investing activities:
     Proceeds from the sale of fixed assets                        1       --
     Capital expenditures                                        (60)      (106)
     Marketable securities sales and maturities                  868      3,460
     Marketable securities purchases
                                                                --         (685)
                                                             -------    -------
Net cash provided by investing activities                        809      2,669
                                                             -------    -------

Cash flows provided by financing activities:
     Proceeds from the issuance of common stock                  144         34
                                                             -------    -------
Net cash provided by financing activities                        144         34
                                                             -------    -------

Effect of exchange rate changes on cash                           (4)       (22)
                                                             -------    -------
Net decrease in cash and cash equivalents                       (214)      (248)
Cash and cash equivalents at beginning of period               2,024      5,317
                                                             -------    -------
Cash and cash equivalents at end of period                     1,810      5,069
                                                             =======    =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            OpenROUTE Networks, Inc.
              Notes to Consolidated Financial Statements, unaudited

The accompanying condensed consolidated financial statements include the accounts of OpenROUTE Network, Inc. and its subsidiaries (collectively, "the Company" or OpenROUTE). The condensed consolidated financial statements for the Company for the three months ended March 27, 1999 and March 28, 1998 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

The condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 27, 1999 and March 28, 1998. Operating results for the three months ended March 27, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, which are contained in the Company's 1998 Annual Report to its shareholders and in its Form 10-K filed with the SEC.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS
The accompanying financial statements were prepared by the Company in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Actual results could differ from those estimates.The Articles of Organization of the Company were amended on June 10, 1998 to change the Company's name to OpenROUTE Networks, Inc. from its former name of Proteon, Inc.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

-----------------------------------------------------------------------------------------
(in thousands)                                    March 27, 1999       December 31, 1998
-----------------------------------------------------------------------------------------
Raw Materials                                             $2,170                  $2,270
Work In Process                                             $326                     $15
Finished goods                                            $4,926                  $6,261
-----------------------------------------------------------------------------------------
Total Inventories                                         $7,422                  $8,546
-----------------------------------------------------------------------------------------


NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE
The Company follows SFAS No. 128 "Earnings per Share." Under SFAS No. 128, Basic Earnings Per Share (EPS) excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised. Diluted EPS is computed by dividing the net income (loss) available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

The following table presents the numerator and the denominator of the basic and diluted EPS computations shown on the consolidated statements of operations:


  Three Months ended                                 March 27, 1999              March 28, 1998
  ----------------------------------------------------------------------------------------------
  Basic and diluted EPS                        (in thousands, except per share data)
     Computation:
     Numerator:
       Net loss                                      $    (1,274)                $    (2,513)
     Denominator:
       Weighted average common
          shares outstanding                               15,417                      15,286
  ---------------------------------------------------------------------------------------------

  Basic and diluted EPS                               $    (0.08)                 $    (0.16)
  =============================================================================================


Outstanding stock options of 2,157,200 with an average exercise price of $1.44 as of March 27, 1999 and outstanding stock options of 1,731,230 with an average exercise price of $2.06 as of March 28, 1998 were not included in the diluted EPS computation because their effect would be antidilutive.

COMPREHENSIVE INCOME
The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity.

NEWLY ISSUED ACCOUNTING STANDARDS
The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which supersedes Statement No. 14 "Financial Reporting for Segments of a Business Enterprise," changed the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenues.

The Company is engaged principally in one business segment having two lines of business: (i) Internet Access and (ii) local area network access. During the three months ended March 27, 1999 and March 28, 1998, net sales to one customer accounted for approximately 13% and 15% of the Company's total net sales, respectively. A second significant customer accounted for approximately 9%, and 11% of total net sales during the three months ended March 27, 1999 and March 28, 1998, respectively.

The Company did not have sales to an individual foreign country that contributed 10% or more of the total operating data presented below. The geographic distribution of the Company's operating data is summarized as follows:


                                               United          Asia         Europe
                                               States        Pacific       and Other       Total
                                        -----------------------------------------------------------
                                                              (In thousands)
  Quarter ended March 27, 1999
    Net sales                                  $ 2,574          $ 237         $ 750        $ 3,561
    Loss from operations                         (967)          (137)         (214)        (1,318)
    Long-lived assets                            2,433            119            22          2,574
    Capital expenditures                            60              -             -             60
    Depreciation and amortization                  191              7             3            201

  Quarter ended March 28, 1998
    Net sales                                  $ 2,767          $ 821         $ 600        $ 4,188
    Loss from operations                        (2,499)          (188)          (13)        (2,700)
    Long-lived assets                            2,567            131            17          2,715
    Capital expenditures                           102              2             2            106
    Depreciation and amortization                  291             10             6            307

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Investors are cautioned that forward-looking statements involve risks and uncertainties and may be affected by a number of factors including: business conditions within the networking industry; timing of orders from and shipments to major customers; timing of new product introductions; acceptance of products in the marketplace; increased competition; changes in manufacturing costs; changes in the mix of product sales; and changes in world economic conditions. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. The following discussion of the financial condition and performance of the Company should be read in conjunction with the consolidated financial statements and related notes and other detailed information regarding the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and other reports filed by the Company with the SEC.

SUMMARY

OpenROUTE is a pioneer in the datacommunications industry. OpenROUTE has distinguished itself as a leader in networking and in particular, in developing networking connectivity solutions that focus exclusively on the Internet's edge. For more than 18 years OpenROUTE has shipped network connectivity products that have helped companies grow and prosper through deploying network-centric computing. Historically, the Company's local area networking ("LAN") products have provided connectivity solutions in more than 70 percent of the Fortune 100 companies. Leveraging this expertise in mission-critical network solutions, OpenROUTE aggressively delivers this same quality of product and service for Internet connectivity. OpenROUTE is committed to providing solutions that make the Internet a more cost-effective, secure and comfortable place to grow a business. The Company's comprehensive line of products and solutions is designed to meet the needs of Internet Service Providers ("ISPs") and corporate enterprises.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 27, 1999 COMPARED TO THREE MONTHS ENDED MARCH 28, 1998

NET SALES
Net sales for the quarter ended March 27, 1999 were $3,561,000, as compared with $4,188,000 for the quarter ended March 28, 1998, a decrease of $627,000 or 15.0%.

Product sales for the quarter ended March 27, 1999 were $3,073,000, as compared with $3,493,000 for the quarter ended March 28,1998, a decrease of $420,000, or 12.0%. Revenue from the Company's Internet Access products increased by $400,000 or 16.5% for the quarter ended March 27, 1999, as compared to the same period in 1998. Revenues from the Company's Internet Access products equaled 92% of the Company's total product sales. This reflects the Company's transition from (LAN) to Internet Access products.

Although overall product sales for the quarter ended March 27, 1999, as compared with the quarter ended March 28, 1998, have decreased, the total number of units of Internet Access products sold by the Company increased by 88.4% as compared to the same period in 1998. This increase reflects the Company's selling strategy of focusing its efforts on the ISP and telephone company marketplace and the growth in this marketplace for Internet Access products.

The Company did not have any software licensing revenue for either the quarter ended March 27, 1999 or the quarter ended March 28, 1998. The Company expects future software licensing revenue to be at varying and uncertain levels. Software licensing revenue is an ancillary component of the Company's core revenue stream but strategic in its promotion of OpenROUTE's routing technology.

For the quarter ended March 27, 1999, service and other revenues decreased by $207,000 or 29.8%, to $488,000, as compared with $695,000 for the same period in 1998. This decrease was primarily due to the reduction in service contracts worldwide resulting from the Company's decision to focus on Internet Access products, which require fewer support services.

GROSS PROFIT
The Company's total gross profit margin as a percentage of net sales increased to 44.1% for the quarter ended March 27, 1999, as compared with 38.6% for the same period in 1998. The Company's product gross profit increased from 41.0% for the quarter ended March 28, 1998 to 49.8% for the quarter ended March 27, 1999. The margin improvement is primarily due to increased sales of certain higher margin Internet Access products and purchasing efficiencies.

RESEARCH AND DEVELOPMENT
Research and development expenses for the quarter ended March 27, 1999 were $970,000, or 27.2% of net sales, as compared with $1,215,000, or 29.0% of net sales, for the same period in the prior year. The decrease in expenses of $245,000 or 20.2% was primarily due to the concentration of the Company's development efforts on Internet Access products. The Company considers investments in research and development to be critical to future revenues and intends to focus these expenditures on Internet Access products.

SELLING AND MARKETING
Selling and marketing expenses were $1,073,000 or 30.1% of net sales for the quarter ended March 27, 1999, as compared with $2,247,000 or 53.7% of net sales for the quarter ended March 28, 1998, a decrease of $1,174,000 or 52.2%. This decrease was mainly due to lower fixed personnel related costs in line with the Company's selling strategy.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were $847,000, or 23.8% of net sales, for the quarter ended March 27, 1999, compared to $853,000, or 20.4% of net sales, for the quarter March 28, 1998, a decrease of $6,000.

PROVISION FOR INCOME TAXES
For the quarter ended March 27, 1999, the Company booked an income tax provision of $6,000 compared to $4,000 for the quarter ended March 28, 1998. The provision represents state income taxes and estimated tax liabilities for the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1999, the Company's net cash used in operating activities was $1,163,000 as compared with $2,929,000 for the first three months of 1998. The net cash used in operating activities for the first three months of 1999 was primarily due to the net operating loss of $1,274,000 and decreases in accounts payable and accrued expenses of $1,339,000, partially offset by a decrease in inventory of $1,124,000 and depreciation of $201,000.

Investing activities for the three months ended March 27, 1999 generated net proceeds of $809,000, principally from the sales of marketable securities.

The Company's management believes that if it achieves its twelve month operating plan, the Company's current levels of cash, cash equivalents and marketable securities will satisfy its expected working capital and capital expenditure requirements through the next twelve months. If the operating plan is not achieved, it is likely that the Company will need to secure alternative forms of financing and there is no assurance that the financing would be available when needed or, on terms favorable to the Company. The Company is in the process of obtaining additional working capital financing to fund expected future growth.



TRENDS AND UNCERTAINTIES

The Company continues to face many risks and uncertainties in addition to those set forth below, including without limitation, risks that apply to most businesses, such as risks arising from competition and general and specific market and economic risks.

TECHNOLOGICAL CHANGE, NEW PRODUCTS AND INDUSTRY STANDARDS

OpenROUTE is positioning itself as a company focused on the edge of the Internet. OpenROUTE views the network access market as having two lines of business - Internet access and local access. Its current strategy is based upon concentration on the Internet access market segment.

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

SHARES ELIGIBLE FOR FUTURE SALE

Approximately 15,430,000 outstanding shares of Common Stock as of March 27, 1999 are now freely tradable or eligible for sale on the open market. In addition, options to acquire an aggregate of 387,546 shares of Common Stock were vested as of March 27, 1999 and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

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

The Company has initiated a program to review the Year 2000 readiness of its internal systems, product line and third party suppliers and vendors. The program consists of: (i) preparing an inventory of the Company's products and suppliers to determine which systems, if any, may encounter date processing problems; (ii) assessing the Year 2000 issues presented; (iii) remediation, if necessary, of products owned or manufactured by the Company; (iv) testing of systems; and (v) contingency plans. The program's implementation varies depending upon the problems or issues encountered, and their resolution.

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

INTERNAL BUSINESS SOFTWARE AND SYSTEMS. The Company in 1998 conducted an inventory of its internal business systems to determine whether any Year 2000 processing problems existed in critical equipment or systems. As a result, and as part of a corporate program intended to reduce cycle time and improve efficiency, the Company purchased new business operations systems which operate the Company's financial, administrative, business, manufacturing and customer service functions. The software vendor has indicated these systems are Year 2000 compliant. The Company successfully completed the installation of this system in January 1999. The Company has a one year limited warranty on these systems commencing from the date of delivery, which warranty would expire before January 1, 2000.

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

The Company expended $340,000 in Year 2000 system costs in 1998. Some of these costs have been capitalized under generally accepted accounting practices. The Company expects to incur additional expenditures of approximately $175,000 in 1999 related to Year 2000 equipment purchases and leases, including consulting fees, license agreements and lease payments. The Company expended $51,034 in Year 2000 system costs in the first three months of 1999.

READINESS OF THIRD PARTY SUPPLIERS AND VENDORS. The Company relies on third party suppliers, service providers and contractors for critical services, including utility power and telephone, parts and supplies. In addition, the Company sells its products to customers, including ISPs and others, which are highly dependent on computers, and which could be adversely affected by their own or their suppliers' lack of Year 2000 readiness. The Company has conducted an inventory of its critical suppliers, service providers and contractors to determine the extent to which the Company's operations could be affected by those third parties' failure to remedy their own Year 2000 issues. This exercise was substantially completed in March 1999. Most of the Company's critical suppliers, service providers and contractors are also in the high technology field, thus year 2000 compliance has received intense attention throughout the vendors' base. OpenROUTE's major contract manufacturer, U.S. Assemblies, has recently completed implementation of the Year 2000 compliant version of MAPICS for their material resource planning (MRP) efforts..

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


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Currently, the Company is not exposed to any market risks arising from changes in interest rates, foreign currency rates or other market risk sensitive instruments. Under its current policy, the Company places its investments in highly rated financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Financial instruments, which potentially subject the Company to concentration of credit risk, are principally cash and cash equivalents, marketable securities and accounts receivable.

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

Item 3.       Defaults Upon Senior Securities:
              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders:
              Not applicable.

Item 5.       Other Information:
              Not applicable.

Item 6.       Exhibits and Reports on Form 8 - K:

              (a)  Exhibits:  See Exhibits Index (b)  Reports on Form 8 - K:
              The Company did not file any report on Form 8-K with the SEC during the quarter ended March 27, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OpenROUTE Networks, Inc.


May 4, 1999                       By:  /s/ Bryan R. Holley
                                       -------------------------------------
                                       Bryan R. Holley
                                       President & Chief Executive Officer
                                       (principal executive officer)


                                  By:  /s/ Steven T. Shedd
                                       -------------------------------------
                                       Steven T. Shedd
                                       Chief Financial Officer, Vice President
                                       Treasurer and Clerk
                                       (principal financial officer)


                                  By:  /s/ Sally Teo
                                       -------------------------------------
                                       Sally Teo
                                       Corporate Controller
                                       (principal accounting officer)

Item 6    Exhibits and Reports on Form 8-K

                                  Exhibit Index

Exhibit
Number                       Description
-------                      -----------
(3.1)      Restated Articles of Organization as Amended   * ( a )(filed as Exhibit 3.1)
(3.3)      By-Laws, as amended and restated, of the Registrant * ( b )   (filed as Exhibit 3.3)
(4.1)      Article 4 of the Restated Article of Organization,    (See 3.1 above)
(4.2)      Form of Common Stock Certificate * ( c )     (filed as Exhibit 4.2)
(27)       Financial Data Schedule

All exhibit descriptions followed by an asterisk and a letter in parentheses were previously filed with the SEC as Exhibits to, and are hereby incorporated by reference from, the document to which the letter in parentheses corresponds, as set forth below:

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