Form 10-Q
period 1999-06-26
OPENROUTE NETWORKS INC
filed 1999-08-04
CIK 874316

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 26, 1999

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

         YES     [ X ]                         NO     [   ]

Indicate number of shares outstanding of each of the issuer's classes of common stock as of June 26,1999.


         Common Stock, $0.01 par value                      15,489,356
         -----------------------------                      ----------
             (Title of each class)                      (Number of shares)

                            OpenROUTE Networks, Inc.

                                    Form 10-Q

                                Quarterly Report
                                  June 26, 1999

                                Table of Contents


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 26, 1999 (unaudited) and December 31, 1998.

                  Consolidated Statements of Operations for the three months and six months ended June 26, 1999 and June 27, 1998 (unaudited).

                  Consolidated Statement of Shareholders' Equity for the six months ended June 26, 1999 (unaudited).

                  Consolidated Statements of Cash Flows for the six months ended June 26, 1999 and June 27, 1998 (unaudited).

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

         Item 3.  Defaults upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            OPENROUTE NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               June 26,      December 31,
ASSETS                                                           1999            1998
                                                             -----------     ------------
                                                             (unaudited)
Current assets:
      Cash and cash equivalents                                $  2,881        $  2,024
      Marketable securities                                       1,302           3,128
      Accounts receivable, net                                    3,724           3,356
      Inventories                                                 6,336           8,546
      Prepaids and other assets                                     360             509
                                                               --------        --------
              Total current assets                               14,603          17,563

Property and equipment, net                                       2,277           2,715
                                                               --------        --------

              Total assets                                     $ 16,880        $ 20,278
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                         $  1,154        $  1,449
      Accrued compensation                                          356             353
      Accrued expenses                                            1,822           2,743
      Accrued warranty                                              583             582
                                                               --------        --------

          Total current liabilities                               3,915           5,127
                                                               --------        --------

Stockholders' equity
       Preferred stock                                               --              --
       Common stock                                                 159             157
       Capital in excess of par value                            49,792          49,418
       Accumulated deficit                                      (36,097)        (33,526)
       Cumulative translation adjustments                           121             112
       Less Treasury stock, at cost                              (1,010)         (1,010)
                                                               --------        --------

          Total stockholders' equity                             12,965          15,151
                                                               --------        --------

              Total liabilities and stockholders' equity       $ 16,880        $ 20,278
                                                               ========        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                            OpenROUTE Networks, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                   For the three months ended       For the six months ended
                                                    June 26,        June 27,        June 26,        June 27,
                                                      1999            1998            1999            1998
                                                    --------        --------        --------        --------
Sales:
      Product                                       $  2,818        $  2,526        $  5,891        $  6,019
      Software licensing                                 701           1,663             701           1,663
      Service and other                                  498             636             986           1,331
                                                    --------        --------        --------        --------
            Net sales                                  4,017           4,825           7,578           9,013

Cost of sales:
      Product                                          1,798           2,167           3,341           4,264
      Software licensing                                  --              --              --              --
      Service and other                                  518             565             964           1,041
                                                    --------        --------        --------        --------
            Cost of sales                              2,316           2,732           4,305           5,305
                                                    --------        --------        --------        --------
      Gross profit                                     1,701           2,093           3,273           3,708
                                                    --------        --------        --------        --------
Operating expenses:
      Research and development                           978           1,175           1,948           2,390
      Selling and marketing                              934           2,692           2,007           4,939
      General and administrative                         887           2,110           1,734           2,963
      Restructure Costs                                  243              --             243              --
                                                    --------        --------        --------        --------
            Total operating expenses                   3,042           5,977           5,932          10,292
                                                    --------        --------        --------        --------
Loss from operations                                  (1,341)         (3,884)         (2,659)         (6,584)

Interest income, net                                      40             162              90             353
                                                    --------        --------        --------        --------
Loss before income taxes                              (1,301)         (3,722)         (2,569)         (6,231)

Provision for income taxes                                (4)            154               2             158
                                                    --------        --------        --------        --------
Net loss                                            $ (1,297)       $ (3,876)       $ (2,571)       $ (6,389)
                                                    ========        ========        ========        ========

Loss per share -- Basic and Diluted                 $  (0.08)       $  (0.25)       $  (0.17)       $  (0.42)
                                                    ========        ========        ========        ========
Weighted average number of common
      shares outstanding -- Basic and Diluted         15,432          15,297          15,432          15,291
                                                    ========        ========        ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                             OpenROUTE Networks, Inc
                 Consolidated Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)


                                                                                                                 Accumulated
                                                                                 Capital in                         Other
                                                         Common Stock            Excess of       Accumulated     Comprehensive
                                                   Shares           Amount       Par Value          Deficit         Income
                                                   ---------------------------------------------------------------------------
BALANCE, December 31, 1998                          15,740          $157          $49,418          $(33,526)          $112
     Issuance of common stock                          140             2              374                --             --
     Repurchase of stock as treasury stock              --            --               --                --             --
     Comprehensive income (loss)
          Foreign currency translation                  --            --               --                --              9
          Net Loss                                      --            --               --            (2,571)

------------------------------------------------------------------------------------------------------------------------------

                Total comprehensive loss                --            --               --                --             --
------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 26, 1999                              15,880          $159          $49,792          $(36,097)          $121
------------------------------------------------------------------------------------------------------------------------------


                                                                                         Total
                                                           Treasury Stock            Stockholders'
                                                       Shares         Amount            Equity
                                                  ------------------------------------------------
                        >
BALANCE, December 31, 1998                             390           $(1,010)           $15,151
     Issuance of common stock                           --                --                376
     Repurchase of stock as treasury stock              --                --
     Comprehensive income (loss)
          Foreign currency translation                  --                --                  9
          Net loss                                      --                --             (2,571)

---------------------------------------------------------------------------------------------------
              Total comprehensive loss                                                   (2,562)
---------------------------------------------------------------------------------------------------
BALANCE, June 26, 1999                                 390           $(1,010)            $12,965
---------------------------------------------------------------------------------------------------

                            OpenROUTE Networks, Inc.
                      Consolidated Statements of Cash Flows
                            for the six months ended
                                 (in thousands)
                                   (unaudited)


                                                                  June 26,           June 27,
                                                                    1999              1998
                                                                  --------          ---------
Cash flows provided by operating activities:
Net loss                                                          ($2,571)           ($6,389)
  Adjustments to reconcile net loss to cash
  flows used by operating activities:
     Bad debt provision                                               135                296
     Depreciation and amortization                                    387                605
     Loss on disposition of fixed assets                                8                  4
  Changes in operating assets and liabilities:
     (Increase ) decrease in accounts receivable                     (503)             1,314
     (Increase) decrease in inventories                             2,210             (1,332)
     (Increase) decrease in deposits and other assets                 149                (62)
     Decrease in accounts payable and accrued expenses             (1,212)              (435)
                                                                  -------           --------
Net cash used by operating activities                              (1,397)            (5,999)
                                                                  -------           --------

Cash flows provided by investing activities:
     Sale of Equipment and fixed asset proceeds                       153                  1
     Capital expenditures                                            (110)              (215)
     Marketable securities sales and maturities                     1,826             11,085
     Marketable securities purchases                                   --             (5,700)
                                                                  -------           --------
Net cash provided by investing activities                           1,869              5,171
                                                                  -------           --------

Cash flows provided by financing activities:
     Proceeds from the issuance of common stock                       376                 34
                                                                  -------           --------
Net cash provided by financing activities                             376                 34
                                                                  -------           --------

Effect of exchange rate changes on cash                                 9                  3
                                                                  -------           --------
Net increase (decrease) in cash and cash equivalents                  857               (791)
Cash and cash equivalents at beginning of period                    2,024              5,317
                                                                  -------           --------
Cash and cash equivalents at end of period                          2,881              4,526
                                                                  =======           ========


        The accompanying notes are an integral part of these consolidated financial statements.

                            OpenROUTE Networks, Inc.
              Notes to Consolidated Financial Statements, unaudited

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of OpenROUTE Network, Inc. and its subsidiaries (collectively, "the Company" or "OpenROUTE"). The consolidated financial statements for the Company for the interim periods ended June 26, 1999 and June 27, 1998 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 26, 1999 and June 27, 1998. Operating results for the interim periods ended June 26, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, which are contained in the Company's 1998 Annual Report to its shareholders and in its Form 10-K filed with the SEC.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

The accompanying financial statements were prepared by the Company in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Actual results could differ from those estimates. The Articles of Organization of the Company were amended on June 10, 1998 to change the Company's name to OpenROUTE Networks, Inc. from its former name of Proteon, Inc.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

-----------------------------------------------------------------------
(in thousands)                   June 26, 1999       December 31, 1998
-----------------------------------------------------------------------
Raw Materials                           $1,236                  $2,270
Work In Process                             60                      15
Finished goods                           5,040                   6,261
-----------------------------------------------------------------------
Total Inventories                       $6,336                  $8,546
-----------------------------------------------------------------------


NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

The Company follows SFAS No. 128 "Earnings per Share". Under SFAS No. 128, Basic Earnings Per Share ("EPS") excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to Common Stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised. Diluted EPS is computed by dividing the net income (loss) available to Common Stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

The following table presents the numerator and the denominator of the basic and diluted EPS computations shown on the consolidated statements of operations:


3 Months ended                       June 26, 1999                 June 27, 1998
--------------------------------------------------------------------------------
Basic and diluted EPS                 (in thousands, except per share data)
 computation:
   Numerator:
     Net loss                           $(1,297)                     $(3,876)
   Denominator:
     Weighted average common
        shares outstanding               15,432                       15,297
--------------------------------------------------------------------------------

Basic and diluted EPS                   $ (0.08)                     $ (0.25)
--------------------------------------------------------------------------------


Outstanding stock options of 2,001,512 with an average exercise price of $1.4739 as of June 26, 1999 and outstanding stock options of 1,654,117 with an average exercise price of $1.96 as of June 27, 1998 were not included in the diluted EPS computation because their effect would be anti-dilutive.

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

NEWLY ISSUED ACCOUNTING STANDARDS

The FASB issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenues.

 The Company is engaged principally in one business segment having two lines of business: (i) Internet Access and (ii) local area network access. During the three months ended June 26, 1999 and June 27, 1998, net sales to one customer accounted for approximately 10% and 9% of the Company's total net sales, respectively. A second significant customer accounted for approximately 7% of total net sales during the three months ended June 26, 1999 and June 27, 1998.

 During the six months ended June 26, 1999 and June 27, 1998, net sales to one customer accounted for approximately 11% and 8% of the Company's total net sales, respectively. A second significant customer accounted for approximately 8% of total net sales during the six months ended June 26, 1999 and June 27, 1998.

The Company did not have sales to an individual foreign country that contributed 10% or more of the total operating data presented below. The geographic distribution of the Company's operating data is summarized as follows:

                                           United           Asia           Europe
                                           States         Pacific          And Other           Total
                                        -----------------------------------------------------------
                                                                (In thousands)
Quarter ended June 26, 1999
  Net sales                              $ 2,958           $ 282           $   777           $ 4,017
  Loss from operations                    (1,005)           (206)             (130)           (1,341)
  Long-lived assets                        2,245              14                18             2,277
  Capital expenditures                        50               0                 0                50
  Depreciation and amortization              178               4                 3               185

Quarter ended June 27, 1998
  Net sales                              $ 3,972           $ 118           $   735           $ 4,825
  Loss from operations                    (3,683)           (190)              (11)           (3,884)
  Long-lived assets                        2,730             119                28             2,877
  Capital expenditures                       101               0                 4               105
  Depreciation and amortization              274              14                10               298

Six Months ended June 26, 1999
  Net sales                              $ 5,532           $ 519           $ 1,527           $ 7,578
  Loss from operations                    (1,972)           (343)             (344)           (2,659)
  Long-lived assets                        2,245              14                18             2,277
  Capital expenditures                       110               0                 0               110
  Depreciation and amortization              369              11                 6               386

Six Month ended June 27, 1998
  Net sales                              $ 6,739           $ 939           $ 1,335           $ 9,013
  Loss from operations                    (6,182)           (378)              (24)           (6,584)
  Long-lived assets                        2,730             119                28             2,877
  Capital expenditures                       203               2                 6               211
  Depreciation and amortization              565              24                16               605


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

SUMMARY

OpenROUTE is a pioneer in the data communications industry. OpenROUTE has distinguished itself as a leader in networking and in particular, in developing networking connectivity solutions that focus exclusively on the internet's edge. For more than 18 years OpenROUTE has shipped network connectivity products that have helped companies grow and prosper through deploying network-centric computing. Historically, the Company's local area networking ("LAN") products have provided connectivity solutions in more than 70 percent of the Fortune 100 companies. Leveraging this expertise in mission-critical network solutions, OpenROUTE aggressively delivers this same quality of product and service for internet connectivity. OpenROUTE is committed to providing solutions that make the Internet a more cost-effective, secure and comfortable place to grow a business. The Company's comprehensive line of products and solutions is designed to meet the needs of internet service providers ("ISPs") and corporate enterprises.

OpenROUTE's data networking products and services combine cost effectiveness with ease of operation, interoperability, network security, reliability and performance. The Company's customers include Global 1000 multinationals, ISPs as well as corporations looking to internet to grow their business. Specifically, OpenROUTE provides solutions that complement and optimize the edge of the network.

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter ended June 26, 1999 were $4,017,000 as compared with $4,825,000 for the quarter ended June 27, 1998, a decrease of $808,000, or 16.7%. This decrease was a result of the decrease in the software licensing revenue for the quarter ended June 26, 1999 as compared to the same period in 1998. For the first six months of 1999, net sales were $7,578,000 as compared with $9,013,000 for the same period in 1998, a decrease of $1,435,000, or 15.9%.

Product sales for the quarter ended June 26, 1999 were $2,818,000 as compared with $2,526,000 for the quarter ended June 26,1998, a increase of $292,000, or 11.6%. For the first six months of 1999, product sales were $5,891,000 as compared to $6,019,000 for the same period in 1998, a decrease of $128,000 or 2.1%.

Internet access product revenue increased by $759,000 or 44.8% for the quarter ended June 26, 1999 as compared to the same period in 1998. For the first six months of 1999, internet access product revenue increased by $1,159,000 or 28.8%. Internet access product revenue contributed 87% of total product sales for the quarter ended June 26, 1999 and 89.6% for the six months ended June 26, 1999. This reflects the Company's transition from LAN to internet access products.

The total number units of internet access products sold increased by 129.3% for the quarter ended June 26, 1999 as compared to the same period in 1998. This is reflective of the Company's selling strategy to focus its efforts on the ISP and telephone company marketplace and the growth in demand for internet access products within this market place.

Software licensing revenue for the quarter ended June 26, 1999 as well as for the first six months of 1999 were $701,000 and $1,663,000 for the quarter ended June 27, 1998 as well as the first six months of 1998. There is a resulting decrease of

$962,000 or 57.8% in 1999

The Company expects future software licensing revenue to be at varying and uncertain levels. Software licensing revenue is an ancillary component of the Company's core revenue stream but is strategic in its promotion of the OpenROUTE routing technology in its markets.

For the quarter ended June 26, 1999 service and other revenues decreased by $138,000 or 21.7%, to $498,000, as compared to $636,000 for the same period in 1998. For the first six months of 1999, service and other revenues were $986,000 as compared with $1,331,000 for the same period in 1998, a decrease of $325,000 or 25.9%. This decrease was primarily due to the reduction in service contracts worldwide resulting from the Company's decision to focus on Internet Access products, which require fewer support services.

GROSS PROFIT

The total gross profit margin as a percentage of net sales, decreased to 42.3% for the quarter ended June 26, 1999 from 43.4% for the same period in 1998. The Company's product gross profit for the quarter ended June 26, 1999 was 36.2% compared to the 14.2% for the quarter ended June 27, 1998. Total gross profit increased as a percentage of net sales to 43.2% for the first six months of 1999 from 41.1% for the six months ended June 27, 1998. The margin improvement is primarily due to the sale of certain higher margin products and purchasing efficiencies.

RESEARCH AND DEVELOPMENT

Research and development expenses were $978,000 or 24.3% of net sales for the quarter ended June 26, 1999 compared to $1,175,000 or 24.4% of net sales for the same period in the prior year. The decrease in expenses of $197,000 was primarily due to the concentration of the Company's development efforts on the Internet Access products. . For the first six months of 1999, research and development costs were $1,948,000 or 25.7% of net sales compared to $2,390,000 or 26.5% of net sales for the first half of 1998. The decrease of $442,000 or 18.5% was due primarily to the same factors stated above. The Company considers investments in research and development to be critical to future revenues and intends to focus these expenditures on internet access products.

SELLING AND MARKETING

Selling and marketing expenses were $934,000 or 23.3% of net sales for the quarter ended June 26, 1999 compared to $2,692,000 or 55.8% of net sales for the quarter ended June 27, 1998, a decrease of $1,758,000 or 65.3%. This decrease was mainly due to lower fixed personnel related costs in line with the Company's selling strategy. For the first six months of 1999, selling and marketing expenses were $2,007,000 or 26.5% of net sales, as compared to $4,939,000 or 54.8% of net sales for the same period in the prior year. This decrease in expenses of $2,932,000 or 59.4% was due primarily to the same factors stated above.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $887,000 or 22.1.0% of net sales for the quarter ended June 26, 1999, compared to $2,110,000 or 43.7% of net sales for the quarter ended Jun 27, 1998, a decrease of $1223,000 or 58.0%. For the first six months of 1999, general and administrative expenses were $1,734,000 or 22.9% of net sales as compared to $2,963,000 or 32.9% of net sales for the same period in the prior year. The decrease of $1,229,000 or 41.5% was due primarily to cost containment measures implemented and lower personnel related costs after restructuring in the same period last year.

RESTRUCTURING OF OPERATIONS

The Company's management continually reviews methods to reduce its expense base to keep in line with the company's current and projected revenue stream. As a result, the Company has implemented a series of restructurings; the most recent of which was in connection with the consolidation of Asian operations. This restructuring of operations was necessary to reestablish the strategic direction of the Company and better align its operating expenses and anticipated revenues.

In the second quarter of 1999, the Company recorded a $243,000 restructuring charge. This charge included approximately $60,000 of severance costs, $93,000 of office rental liability, $43,000 of provision for bad debts, $23,000 for legal, audit and professional fees, $11,000 for inventory write down and $13,000 of other expenses.

PROVISION FOR INCOME TAXES

For the quarter ended June 26, 1999, the Company booked an income tax adjustment of $4,000 for state income taxes and tax liabilities in its foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 26, 1999, the Company's ratio of current assets to current liabilities was 3.73:1, compared to 3.43:1 as at December 31, 1998. As of June 26, 1999, the Company's quick assets ratio of cash, cash equivalents, marketable securities and accounts receivable to current liabilities was 2.02:1, compared to 1.66:1 as at December 31, 1998. During the first six months of 1999, the net increase in cash and cash equivalents was $857,000 as compared to a net decrease of $791,000 for the same period in 1998.

During the first six months of 1999, the Company used $1,397,000 of cash for operating activities as compared to $5,999,000 used for the same period in 1998. The cash used during the first six months of 1999 was due primarily to the net operating loss of $2,571,000, decreases in accounts payable and accrued expenses of $1,212,000, partially offset by a decrease in inventory of $2,210,00, sale of certain accounts receivable accounted for $850,000 and a depreciation and amortization charge of $387,000.

Investing activities for the first six months of 1999 provided net proceeds of $1,869,000 principally from the sales of marketable securities. Net cash provided by financing activities provided $376,000, all of which resulted from the issuance of common stock.

As of June 26, 1999, the Company's principal sources of liquidity consisted of $4,183,000 of cash, cash equivalents and marketable securities and a $5,000,000 working capital line of credit from Silicon Valley Bank. The $5,000,000 line was established to provide short-term working capital financing on an "as needed" basis and also to fund planned growth. The line is based on eligible accounts receivable and approximately $1,800,000 is available at June 26, 1999. The interest rate on outstanding borrowings is at a variable rate; there were no outstanding borrowings at June 26, 1999.

The Company's management believes that if it achieves its twelve month operating plan, then the Company's current levels of cash, cash equivalents, and marketable securities, as well as its borrowing capability, will be sufficient to satisfy its expected working capital and capital expenditure requirements through the next twelve months.

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

There can be no assurance that the Company's strategy is the correct one under the circumstances; that the Company has correctly assessed trends in the marketplace; that the Company will be able to develop, market, support or secure external supplies of such products successfully; or that the Company will be able to respond effectively to technological changes, new product announcements by others or new industry standards.

MANUFACTURING AND SUPPLY; DEPENDENCE ON SUPPLIERS

The Company's manufacturing operations consist of systems level integration and testing. The Company has strategic relationships with U.S. Assemblies of Taunton, Massachusetts, a major subcontract manufacturer with access to cost-effective, high volume manufacturing, distribution and repair capability worldwide, and since October 1998 with Venture Manufacturing (Venture). U.S. Assemblies manufactures the Company's board assemblies for its router, hub and adapter card product lines and specific, turnkey manufacturing assignments for a number of OpenROUTE products. As of June 1999, Venture has come on line in turnkey manufacturing of some of the Company's adapter card and remote assess router product lines. Venture conducts complete in-circuit and functional testing of all units. Venture is certified by ISO9002, British Approval Board for Telecommunications (BABT), Underwriters Laboratory (UL), TUV and Canadian Standards Association (CSA).

The Company believes that in the event of an interruption in manufacturing by either of its subcontractors (U.S. Assemblies or Venture) it will be able to shift its production needs to the unaffected facility as necessary and continue to meet its expected demand. Both U.S. Assemblies and Venture operate a number of other plants within the United States and Asia.

OpenROUTE performs some final assembly and testing of its intelligent hubs and routers at its Westborough, Massachusetts facility. A repair depot and logistics operation is also located at its Westborough facility, coordinating global service requirements for all products.

The token ring chip sets used in the Company's 4 and 16 million bits per seconds
(Mbps) adapters are currently manufactured by Texas Instruments Inc. (Texas Instruments). The Company has an agreement with Texas Instruments under which it believes it will be able to obtain adequate supplies of these chipsets in a timely manner to meet customer demand. However, the reduction or interruption in supply or a significant price increase could adversely affect the Company's operating results. The reduced instruction set chip ("RISC") processor presently used in the Company's CNX 600 and CNX 500 bridging routers is available solely from Advanced Micro Devices Inc. ("AMD"). The Company believes, however, that other available RISC processors could be substituted for the AMD chip, if necessary, with some product modifications. Certain logic semiconductors, signal processors and subassembly components used in the Company's products are also available only from limited sources. The Company has not experienced any significant problems in obtaining required supplies of such limited source components and believes that alternative sources could be developed quickly. However, such shortages could result in production delays that might adversely affect the Company's business. The Company's line of GTX and GT business series products incorporates microprocessors supplied by Motorola Inc. ("Motorola"). The Company is not aware of any shortages of chips from Motorola, and believes that supplies will be adequate for the coming year.

OpenROUTE continues to have OEM arrangements with manufacturers for some of its token ring product offerings. The Company does not feel these arrangements jeopardize the quality of the products the Company is shipping. In most cases, if supply from one vendor was interrupted or made scarce, the Company believes it could find a comparable source for the affected product with limited delays in shipment.

The inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which would adversely affect the Company's operating results. There can be no assurance that, in the event of interruptions in contract manufacturing, supplies of components from sole or limited sources or supplies of units from original equipment manufacturer ("OEM") vendors or similar occurrences, the Company could find and engage suitable alternatives in a timely manner. Such interruptions or the inability of OpenROUTE to counteract them successfully could have an adverse effect on the Company's business, operations and finances.

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

PRODUCT COMPATIBILITY AND COMPETITION

INTERNET ACCESS (ROUTERS)

OpenROUTE expects to participate significantly in the market segment of internet access routing by focusing exclusively on the internet's edge. Specifically, the Company provides best-of-class edge solutions that complement with the core and maximize the edge. The Company has enhanced its internet access capabilities with the introduction of new products that and expanded its presence in the Integrated Services Digital Network ("ISDN") marketplace.

INTERNETWORKING SOFTWARE

OpenROUTE(TM), OpenROUTE's inter-networking software suite, is the foundation of the Company's high performance internet access products. All of OpenROUTE's internetworking products ship with this software technology installed. Also, OpenROUTE licenses this software to other providers of internetworking products.

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

LAN ACCESS

The Company continues to sell Token Ring Switches; intelligent hubs that provide connectivity and management of different network cabling schemes and local area network ("LAN") topologies; Ethernet hubs, the pronto/E series, for the workgroup market segment; token ring hubs, the Serial 75 Stackable Hub family for building networked and extended workgroups; Token Ring adapters for physical connectivity and Token Ring signaling between a personal computer or workstation and cabling; and multi port cards intended to provide a full range of solution for the client/server marketplace. The Company also seeks opportunities to leverage technology through licensing arrangements.

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

The Company competes with several companies having greater research and development, marketing and financial resources, manufacturing capability, customer support organizations, and name recognition than those of the Company. There can be no assurance that the Company will be able to compete successfully in the future or those competitive pressures will not adversely affect the Company's business.

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

METHOD OF DISTRIBUTION

The Company sells its products to end users worldwide primarily through an indirect sales channel comprised of ISPs, OEMs, and value added resellers. These resellers also represent other lines of products which are, in some cases, identical or complementary to, or which compete with, those of the Company. While the Company attempts to encourage these resellers to focus on its products through marketing and support programs, there is a risk that these resellers may give higher priority to products of other suppliers, thereby reducing their efforts devoted to selling the Company's products. One reseller accounted for approximately 12%, 11% and 14%, of the Company's total net sales in 1998, 1997 and 1996, respectively, and a second reseller accounted for approximately 10%, 8%, and 14% of the Company's total net sales in 1998, 1997, and 1996, respectively.

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

INTERNATIONAL SALES, REGULATORY STANDARDS AND CURRENCY EXCHANGE

International sales accounted for 30.9%, 35.4% and 38.3% of the Company's net sales in 1998, 1997 and 1996, respectively. The decrease in the international sales as a percentage of the Company's net sales was primarily the result of the economic crisis in the Asia Pacific region. The Company expects that international sales to continue to be a significant portion of the Company's business. Foreign regulatory bodies continue to establish standards different from those in the United States, and the Company's products are designed generally to meet those standards. The inability of the Company to design products in compliance with such foreign standards could have an adverse effect on the Company's operating results. The Company's international business may be affected by changes in demand resulting from fluctuation in currency exchange rates and tariffs and difficulties in obtaining export licenses.

SHARES ELIGIBLE FOR FUTURE SALE

Approximately 15,489,356 outstanding shares of Common Stock as of June 26, 1999 are now freely tradable or eligible for sale on the open market. In addition, options to acquire an aggregate of 447,763 shares of Common Stock were vested as of June 26, 1999 and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

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

PRODUCTS MANUFACTURED BY THE COMPANY. The Company's main business since its formation has consisted primarily of the manufacture and sale of: (i) remote access routers used to access the Internet; (ii) LAN equipment used to link together computers and peripheral devices; and (iii) network interface cards ("NIC"), which connect computer workstations to a network. The Company has installed its own proprietary software in all of its manufactured remote access routers and LANs, and at times has licensed this software to third parties. The Company's installed proprietary software and the products manufactured and sold by the Company, do not track or report dates, are not date dependent and are Year 2000 compliant. The Company's manufactured NIC do not contain any date-dependent functions, and thus also are Year 2000 compliant. Therefore, the Company does not expect that Year 2000 processing problems will occur in products sold by the Company, or that Year 2000 product problems would have a material effect on the Company's business, financial condition or the results of operations.

INTERNAL BUSINESS SOFTWARE AND SYSTEMS. The Company in 1998 conducted an inventory of its internal business systems to determine whether any Year 2000 processing problems existed in critical equipment or systems. As a result, and as part of a corporate program intended to reduce cycle time and improve efficiency, the Company purchased new business operations systems, which operate the Company's financial, administrative, business, manufacturing and customer service functions. The software vendor has indicated these systems are Year 2000 compliant. The Company successfully completed the installation of this system in January 1999. The Company has a one year limited warranty on these systems commencing from the date of delivery, which warranty would expire before January 1, 2000.

The Company also has installed a new telephone system under a long-term lease, which the Company believes to be Year 2000 compliant. However, if testing demonstrates unexpected Year 2000 problems in these new systems, there would be no assurance that the Year 2000 problems would not have a material impact on the Company's internal operations and would not materially impact the Company's business, financial condition or results of operations.

The Company expended $340,000 in Year 2000 system costs in 1998. Some of these costs have been capitalized under generally accepted accounting practices. The Company expended $64,000 for the first six months of 1999 and expects to incur additional expenditures of $70,000 in the next half of 1999, related to Year 2000 equipment purchases and leases, including consulting fees, license agreements and lease payments.

READINESS OF THIRD PARTY SUPPLIERS AND VENDORS. The Company relies on third party suppliers, service providers and contractors for critical services, including utility power and telephone, parts and supplies. In addition, the Company sells its products to customers, including ISPs and others, which are highly dependent on computers, and which could be adversely affected by their own or their suppliers' lack of Year 2000 readiness. The Company has conducted an inventory of its critical suppliers, service providers and contractors to determine the extent to which the Company's operations could be affected by those third parties' failure to remedy their own Year 2000 issues. This exercise was substantially completed in March 1999. Most of the Company's critical suppliers, service providers and contractors are also in the high technology field, thus year 2000 compliance has received intense attention throughout the vendors' base. OpenROUTE's major contract manufacturer, U.S. Assemblies, has recently completed implementation of the Year 2000 compliant version of MAPICS for their material resource planning ("MRP") efforts.

Following completion of its inventory and assessment of third party readiness, the Company will determine whether testing, verification or contingency plan procedures are necessary. The worst case scenario if suppliers or customers were not Year 2000 compliant would be interruption in the Company's ability to manufacture or deliver its products through loss of power, supply shortages or disruption of delivery systems, or a material decrease in the sale of products if customers lose substantial business or divert substantial resources to uncorrected Internet Year 2000 problems. The Year 2000 readiness of outside suppliers or customers is outside the Company's control. There can be no assurance that the failure of third party suppliers or the Company's customers to effectively remedy Year 2000 defects would not have a material adverse impact on the Company's business, results of operations or financial condition.

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

                           Part II - Other Information


Item 1.  Legal Proceedings:

OpenROUTE filed a civil complaint against Digital Equipment Corporation ("Digital") and Cabletron Systems, Inc. ("Cabletron") (the Defendants) on April 1, 1998 in the Middlesex Superior Court located in Cambridge, Massachusetts. Docket # 98-01533-F is assigned to this matter.

In its complaint (as amended), OpenROUTE alleges that Digital breached two separate existing agreements by and between OpenROUTE and Digital, namely the Source Code Licensing Agreement and the Hardware and Software Development and Software Distribution Agreement for Networks Brouters, by assigning its rights under both agreements to Cabletron without the required consent of OpenROUTE. In addition, OpenROUTE alleges unfair and deceptive practices in violation of Massachusetts Law and, as against Cabletron, OpenROUTE alleges unjust enrichment for unauthorized receipt and use of OpenROUTE technology. OpenROUTE seeks monetary damages against Digital.

Digital counter-claimed that it had the right to assign its rights without OpenROUTE's consent, and therefore, the suit should be dismissed. Cabletron answered the Company's complaint by asserting that it was a good faith purchaser for value, and as such, the claim against it should also be dismissed.

Court hearings have been held to narrow the issues in the case. To date, the court has found a breach of contract by Digital to exist as a matter of law. The court has also found that Cabletron was a good faith purchaser for value and dismissed the claim against Cabletron. However, the court specifically reserved the right for OpenROUTE to amend its complaint if it discovers any unlawful transfer of intellectual property apart from the issue of improper assignment of rights under the two agreements. The case has now proceeded to discovery along with Motions for Reconsideration being filed by both sides.

Reconsideration of the court has resulted in the case against Cabletron being reinstated. Digital had requested dismissal of the case but the court has denied the request(s). Discovery in this matter will continue over the next several months.

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

Item 3.  Defaults upon senior Securities:
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
         Not applicable.


Item 5.  Other Information:
         Not applicable.

Item 6.  Exhibits and Reports on Form 8 - K:
         (a)  Exhibits:  See Exhibits Index

         (b)  Reports on Form 8 - K:
              The Company did not file any report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 26, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OpenROUTE Networks, Inc.


July 30, 1999                      By: /s/ Bryan R. Holley
                                       ----------------------------------------
                                       Bryan R. Holley
                                       President & Chief Executive Officer
                                       (principal executive officer)


                                   By: /s/ Henry Barber
                                       ----------------------------------------
                                       Henry Barber
                                       Chief Financial Officer, Vice President
                                       Treasurer and Clerk
                                       (principal financial officer)


                                   By: /s/ Sally Teo
                                       ----------------------------------------
                                       Sally Teo
                                       Corporate Controller
                                       (principal accounting officer)

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

(27)              Financial Data Schedule (filed herewith)

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