Form 10-Q
period 1999-09-25
OPENROUTE NETWORKS INC
filed 1999-11-09
CIK 874316

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 25, 1999

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

         YES  [X]                                NO  [ ]

Indicate number of shares outstanding of each of the issuer's classes of common stock as of September 25, 1999.


         Common Stock, $0.01 par value               15,525,801
         -----------------------------           ------------------
             (Title of each class)               (Number of shares)

                            OpenROUTE Networks, Inc.

                                    Form 10-Q

                                Quarterly Report
                               September 25, 1999

                                Table of Contents


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 25, 1999 (unaudited) and December 31, 1998.

                  Consolidated Statements of Operations for the three months and nine months ended September 25, 1999 and September 26, 1998 (unaudited).

                  Consolidated Statement of Shareholders' Equity for the nine months ended September 25, 1999 (unaudited).

                  Consolidated Statements of Cash Flows for the nine months ended September 25, 1999 and September 26, 1998 (unaudited).

                  Notes to the Consolidated Financial Statements, unaudited.

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

         Item 3.  Defaults upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            OpenROUTE Networks, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                September 25,   December 31,
ASSETS                                              1999            1998
                                                -------------   ------------
                                                 (unaudited)
Current assets:
  Cash and cash equivalents                        $ 2,804        $ 2,024
  Marketable securities                                  0          3,128
  Accounts receivable, net                           3,450          3,356
  Inventories                                        5,563          8,546
  Prepaids and other assets                            343            509
                                                   -------        -------
      Total current assets                          12,160         17,563

Trademarks,licenses                                     41              0

Property and equipment, net                          2,239          2,715
                                                   -------        -------
      Total assets                                 $14,440        $20,278
                                                   =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 1,226        $ 1,449
  Accrued compensation                                  88            353
  Accrued expenses                                   1,417          2,743
  Accrued warranty                                     582            582
                                                   -------        -------
    Total current liabilities                        3,313          5,127
                                                   -------        -------

Stockholders' equity
  Preferred stock                                       --             --
  Common stock                                         160            157
  Capital in excess of par value                    49,689         49,418
  Accumulated deficit                              (37,835)       (33,526)
  Cumulative translation adjustments                   123            112
  Less Treasury stock, at cost                      (1,010)        (1,010)
                                                   -------        -------

    Total stockholders' equity                      11,127         15,151
                                                   -------        -------

      Total liabilities and stockholders' equity   $14,440        $20,278
                                                   =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                            OpenROUTE Networks, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                  For the three months ended    For the nine months ended
                                 September 25,  September 26,  September 25,  September 26,
                                     1999           1998           1999           1998
                                 ------------   ------------   ------------   ------------
Sales:
  Product                             $ 2,534        $ 1,714        $ 8,425        $ 7,733
  Software licensing                       84             --            785          1,663
  Service and other                       415            454          1,401          1,785
                                      -------        -------        -------        -------
    Net sales                           3,033          2,168         10,611         11,181

Cost of sales:
  Product                               1,717          1,017          5,058          5,281
  Software licensing                       --             --             --             --
  Service and other                       223            411          1,187          1,452
                                      -------        -------        -------        -------
    Cost of sales                       1,940          1,428          6,245          6,733

                                      -------        -------        -------        -------
  Gross profit                          1,093            740          4,366          4,448
                                      -------        -------        -------        -------

Operating expenses:
  Research and development                987          1,142          2,935          3,532
  Selling and marketing                 1,174          1,714          3,181          6,653
  General and administrative              684          1,598          2,418          4,561
  Restructure costs                        --             --            243             --
                                      -------        -------        -------        -------
    Total operating expenses            2,845          4,454          8,777         14,746

                                      -------        -------        -------        -------
Loss from operations                   (1,752)        (3,714)        (4,411)       (10,298)

Interest income, net                       22            145            112            498

                                      -------        -------        -------        -------
Loss before income taxes               (1,730)        (3,569)        (4,229)        (9,800)

Provision for income taxes                  8              4             10            162

                                      -------        -------        -------        -------
Net loss                              $(1,738)       $(3,573)       $(4,309)       $(9,962)
                                      =======        =======        =======        =======

Loss per share --
  Basic and Diluted                   $ (0.11)       $ (0.23)       $ (0.28)       $ (0.65)
                                      =======        =======        =======        =======
Weighted average number of common
  shares outstanding -- Basic
  and Diluted                          15,460         15,323         15,461         15,302
                                      =======        =======        =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                             OpenROUTE Networks, Inc
                 Consolidated Statement of Stockholders' Equity
                                 (in thousands)
                                   (unaudited)




                                                                                                     Accumulated
                                                                         Capital in                     Other
                                                    Common Stock         Excess of      Accumulated  Comprehensive
                                                Shares       Amount      Par Value        Deficit       Income
                                                ------------------------------------------------------------------

BALANCE, December 31, 1998                      15,740        $157        $49,418        $(33,526)       $112
  Issuance of common stock                         176           3            271              --          --
  Comprehensive income (loss)
    Foreign currency translation                    --          --             --              --          11
    Net Loss                                        --          --             --          (4,309)

==================================================================================================================

      Total comprehensive loss                      --          --             --              --          --
------------------------------------------------------------------------------------------------------------------

BALANCE, September 25, 1999                     15,916         $160       $49,689        $(37,835)       $123
------------------------------------------------------------------------------------------------------------------



                                                                      Total
                                               Treasury Stock      Stockholders'
                                              Shares      Amount      Equity
--------------------------------------------------------------------------------

BALANCE, December 31, 1998                      390      $(1,010)    $ 15,151
  Issuance of common stock                       --           --          274
  Comprehensive income (loss)
    Foreign currency translation                 --           --           11
    Net loss                                     --           --       (4,309)

--------------------------------------------------------------------------------

      Total comprehensive loss                                         (4,024)
--------------------------------------------------------------------------------

BALANCE, September 25, 1999                     390      $(1,010)     $11,127
--------------------------------------------------------------------------------

                            OpenROUTE Networks, Inc.
                      Consolidated Statements of Cash Flows
                            for the nine months ended
                                 (in thousands)
                                   (unaudited)

                                                    September 25,  September 26,
                                                        1999           1998
                                                    -------------  -------------
Cash flows provided by operating activities:
Net loss                                              ($4,309)      ($ 9,962)
  Adjustments to reconcile net loss to cash
  flows used by operating activities:
     Bad debt provision                                   210            470
     Depreciation and amortization                        565            890
     Loss on disposition of fixed assets                    8              4
  Changes in operating assets and liabilities:
     (Increase ) decrease in accounts receivable         (304)         3,511
     (Increase) decrease in inventories                 2,983         (2,795)
     Decrease in deposits and other assets                125              6
     Decrease in accounts payable and accrued expenses (1,814)        (1,054)
                                                       ------        -------
Net cash used by operating activities                  (2,536)        (8,930)
                                                       ------        -------



Cash flows provided by investing activities:
     Sale of equipment and fixed asset proceeds           153              1
     Capital expenditures                                (250)          (616)
     Marketable securities sales and maturities         3,128         14,070
     Marketable securities purchases                       --         (7,640)
                                                       ------        -------
Net cash provided by investing activities               3,031          5,815
                                                       ------        -------

Cash flows provided by financing activities:
     Proceeds from the issuance of common stock           274             70
                                                       ------        -------
Net cash provided by financing activities                 274             70
                                                       ------        -------

Effect of exchange rate changes on cash                    11             23
                                                       ------        -------
Net increase (decrease) in cash and cash equivalents      780         (3,022)
Cash and cash equivalents at beginning of period        2,024          5,317
                                                       ------        -------
Cash and cash equivalents at end of period             $2,804        $ 2,295
                                                       ======        =======

       The accompanying notes are an integral part of these consolidated financial statements.

                            OpenROUTE Networks, Inc.
              Notes to Consolidated Financial Statements, unaudited

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of OpenROUTE Network, Inc. and its subsidiaries (collectively, "the Company" or "OpenROUTE"). The consolidated financial statements for the Company for the interim periods ended September 25, 1999 and September 26, 1998 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 25, 1999 and September 26, 1998. Operating results for the interim periods ended September 25, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, which are contained in the Company's 1998 Annual Report to its shareholders and in its Form 10-K filed with the SEC.

PROPOSED MERGER

On September 30, 1999, OpenROUTE signed a definitive merger agreement with Netrix Corporation (Netrix) whereby OpenROUTE will merge with and into Netrix and Netrix will be the surviving corporation. As consideration for the merger, each holder of OpenROUTE common stock will receive one share of Netrix common stock for each share of OpenROUTE common stock that it holds. The agreement has been approved by the boards of directors of both companies and is subject to the approval of the stockholders of each company. For a complete description of this proposed transaction and to review the agreement and plan of merger, see the Current Report on Form 8-K filed by the Company on October 13, 1999

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS
The accompanying financial statements were prepared by the Company in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Actual results could differ from those estimates. The Articles of Organization of the Company were amended on June 10, 1998 to change the Company's name to OpenROUTE Networks, Inc. from its former name of Proteon, Inc.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

--------------------------------------------------------------------------------
(in thousands)                            September 25, 1999   December 31, 1998
--------------------------------------------------------------------------------
Raw Materials                                         $1,056              $2,270
Work In Process                                           27                  15
Finished goods                                         4,480               6,261
--------------------------------------------------------------------------------
Total Inventories                                     $5,563              $8,546
--------------------------------------------------------------------------------


NET LOSS PER SHARE OF COMMON AND COMMON EQUIVALENT STOCK
The Company follows SFAS No. 128 "Earnings per Share". Under SFAS No. 128, Basic Earnings Per Share ("EPS") excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised. Diluted EPS is computed by dividing the net income (loss) available to holders of Common Stock by the sum of the weighted average number of shares of Common Stock and Common Stock equivalents computed using the average market price for the period under the treasury stock method.

The following table presents the numerator and the denominator of the basic and diluted EPS computations shown on the consolidated statements of operations:

3 Months ended                    September 25, 1999          September 26, 1998
--------------------------------------------------------------------------------
Basic and diluted EPS                 (in thousands, except per share data)
computation:
   Numerator:
     Net loss                          $(1,738)                    $(3,573)
   Denominator:
     Weighted average common
        shares outstanding              15,460                      15,323
--------------------------------------------------------------------------------

Basic and diluted EPS                  $ (0.11)                    $ (0.23)
--------------------------------------------------------------------------------


Outstanding stock options of 2,185,776 with an average exercise price of $1.69 as of September 25, 1999 and outstanding stock options of 2,078,263 with an average exercise price of $1.72 as of September 26, 1998 were not included in the diluted EPS computation because their effect would be anti-dilutive.

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

 The Company is engaged principally in one business segment having two lines of business: (i) Internet access and (ii) local area network access. During the three months ended September 25, 1999 and September 26, 1998, net sales to one customer accounted for approximately 17% and 20% of the Company's total net sales, respectively. A second significant customer accounted for approximately 8% of total net sales during the three months ended September 25, 1999 and September 26, 1998.

 During the nine months ended September 25, 1999 and September 26, 1998, net sales to one customer accounted for approximately 10% and 13% of the Company's total net sales, respectively. A second significant customer accounted for approximately 9% of total net sales during the nine months ended September 25, 1999 and 10% during the nine months ended September 26, 1998.

  The geographic distribution of the Company's operating data is summarized as follows:


                                       United      Asia      Europe
                                       States     Pacific   And Other     Total
                                       ----------------------------------------
                                                    (In thousands)
Quarter ended September 25, 1999
  Net sales                             2,196        137        700       3,033
  Loss from operations                 (1,303)      (218)      (231)     (1,752)
  Long-lived assets                     2,212         10         17       2,239
  Capital expenditures                    140          0          0         140
  Depreciation and amortization           174          3          2         179

Quarter ended September 26, 1998
  Net sales                             1,805        100        263       2,168
  Loss from operations                 (2,900)      (315)      (499)     (3,714)
  Long-lived assets                     2,859        105         29       2,993
  Capital expenditures                    401          0          4         405
  Depreciation and amortization           272         10          3         285

Nine Months ended September 25, 1999
  Net sales                             7,728        656      2,227      10,611
  Loss from operations                 (3,275)      (561)      (575)     (4,411)
  Long-lived assets                     2,212         10         17       2,239
  Capital expenditures                    250          0          0         250
  Depreciation and amortization           543         14          8         565

Nine Month ended September 26, 1998
  Net sales                             8,544      1,039      1,598      11,181
  Loss from operations                 (9,082)      (693)      (523)    (10,298)
  Long-lived assets                     2,859        105         29       2,993
  Capital expenditures                    604          2         10         616
  Depreciation and amortization           837         34         19         890

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Investors are cautioned that forward-looking statements involve risks and uncertainties and may be affected by a number of factors including: business conditions within the networking industry; timing of orders from and shipments to major customers; timing of new product introductions; acceptance of products in the marketplace; increased competition; changes in manufacturing costs; changes in the mix of product sales; the Company's proposed merger with Netrix Corporation and their ability to integrate their operations; availability of financing; and changes in world economic conditions. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

OpenROUTE's data networking products and services combine cost effectiveness with ease of operation, interoperability, network security, reliability and performance. The Company's customers include Global 1000 multinationals, ISPs as well as corporations looking to the Internet to grow their businesses. Specifically, OpenROUTE provides solutions that complement and optimize the edge of the network.

RESULTS OF OPERATIONS

NET SALES
Net sales for the quarter ended September 25, 1999 were $3,033,000 as compared with $2,168,000 for the quarter ended September 26, 1998, an increase of $865,000, or 39.9%. This increase was primarily due to the sale of Internet access products. For the first nine months of 1999, net sales were $10,611,000, as compared with $11,181,000 for the same period in 1998, a decrease of $570,000, or 5.1%. Although sales of Internet access products increased 42.6% for the first nine months of 1999 as compared to the first nine months of 1998, a decrease in product revenue from the Company's LAN products, combined with decreases in licensing and service revenue, accounted for the overall net decrease in sales for the period.

Product sales for the quarter ended September 25, 1999 were $2,534,000, as compared with $1,714,000 for the quarter ended September 26,1998, an increase of $820,000, or 47.8%. For the first nine months of 1999, product sales were $8,425,000, as compared to $7,733,000 for the same period in 1998, an increase of $692,000, or 8.9%.

Internet access product revenue increased by $1,079,000, or 90% for the quarter ended September 25, 1999 as compared to the same period in 1998. For the first nine months of 1999, Internet access product revenue increased by $2,261,000, or 42.6%. Internet access product revenue contributed 90% of the total product sales for the quarter ended September 25, 1999 and 89.8% for the nine months ended September 25, 1999. This reflects the Company's transition from LAN to internet access products.

The total number of units of Internet access products sold increased by 71.2% for the quarter ended September 25, 1999 and 93.2% for the nine months ended September 25, 1999, as compared to the same periods in 1998. This reflects the Company's selling strategy to focus its efforts on the ISP and telecommunications company marketplace and the growth in demand for

Internet access products within this market place.

Software licensing revenue for the three and nine months ended September 25, 1999 was $84,000 and $785,000, respectively. There was no software license revenue for the quarter ended September 26, 1998; nine month's software license revenue for the period ended September 26, 1998 was $1,663,000. This represents a decrease in software licensing revenue for 1999 of $878,000, or 52.8%. The Company expects future software licensing revenue to be at varying and uncertain levels. Software licensing revenue is an ancillary component of the Company's core revenue stream but is strategic in its promotion of the OpenROUTE routing technology in its markets.

For the quarter ended September 25, 1999 service and other revenues decreased by $39,000, or 8.6%, to $415,000, as compared to $454,000 for the same period in 1998. For the first nine months of 1999, service and other revenues were $1,401,000, as compared with $1,785,000 for the same period in 1998, a decrease of $384,000, or 21.5%. This decrease was primarily due to the reduction in service contracts worldwide resulting from the Company's decision to focus on Internet access products, which require fewer support services.

GROSS PROFIT
The total gross profit margin as a percentage of net sales increased to 36.0% for the quarter ended September 25, 1999, from 34.1% for the same period in 1998. The Company's product gross profit for the quarter ended September 25, 1999 was 41.1% compared to the 40.7% for the quarter ended September 26, 1998. Total gross profit increased as a percentage of net sales to 41.1% for the first nine months of 1999 from 39.8% for the nine months ended September 26, 1998. The margin improvement is primarily due to the sale of certain higher margin products and purchasing efficiencies.

RESEARCH AND DEVELOPMENT
Research and development expenses were $987,000, or 32.5% of net sales for the quarter ended September 25, 1999, compared to $1,142,000, or 52.7% of net sales for the same period in the prior year. The decrease in expenses of $155,000 was primarily due a reduction in depreciation and occupancy related costs. For the first nine months of 1999, research and development costs were $2,935,000, or 27.7% of net sales compared to $3,532,000, or 31.6% of net sales for the same period in 1998. The decrease of $597,000, or 16.9%, was due primarily to the same factors stated above. The Company considers investments in research and development to be critical to future revenues and intends to focus these expenditures on Internet access products.

SELLING AND MARKETING
Selling and marketing expenses were $1,174,000, or 38.7% of net sales for the quarter ended September 25, 1999, compared to $1,714,000, or 79.1% of net sales for the quarter ended September 25, 1998, a decrease of $540,000, or 31.5%. This decrease was the result of lower fixed personnel related costs, and cost containment measures in line with the Company's selling strategy. For the first nine months of 1999, selling and marketing expenses were $3,181,000, or 30.0% of net sales, as compared to $6,653,000, or 59.5% of net sales for the same period in the prior year. This decrease in expenses of $3,472,000, or 52.2% was due primarily to the same factors stated above.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were $684,000,or 22.6% of net sales for the quarter ended September 25, 1999, compared to $1,598,000, or 73.7% of net sales for the quarter ended September 26, 1998, a decrease of $914,000, or 57.2%. For the first nine months of 1999, general and administrative expenses were $2,418,000, or 22.8% of net sales as compared to $4,561,000, or 40.8% of net sales for the same period in the prior year. The decrease of $2,143,000, or 47.0% was primarily due to cost containment measures implemented and lower personnel related costs after restructuring in the same period last year.

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

In the second quarter of 1999, the Company recorded a $243,000 restructuring charge. This charge included approximately $60,000 of severance costs, $93,000 of office rental liability, $43,000 of provision for bad debts, $23,000 for legal, audit and professional fees, $11,000 for inventory write down and $13,000 of other expenses. During the quarter ended September 25, 1999 the Company incurred cash expenditures of approximately $37,000 relating to the restructuring reserve.

PROVISION FOR INCOME TAXES
For the quarter ended September 25, 1999, the Company booked an income tax adjustment of $8,000 bringing the 1999-year to date total to $10,000. This is a result of foreign taxes withheld from software licensing fees received from a foreign corporation.

SUBSEQUENT EVENTS

On September 30, 1999, OpenROUTE signed a definitive merger agreement with Netrix Corporation (Netrix) whereby OpenROUTE will merge with and into Netrix and Netrix will be the surviving corporation. As consideration for the merger, each holder of OpenROUTE common stock will receive one share of Netrix common stock for each share of OpenROUTE common stock that it holds. The agreement has been approved by the boards of directors of both companies and is subject to the approval of the stockholders of each company. For a complete description of this proposed transaction and to review the agreement and plan of merger, see the Current Report on Form 8-K filed by the Company on October 13, 1999.


LIQUIDITY AND CAPITAL RESOURCES
As of September 25, 1999, the Company's ratio of current assets to current liabilities was 3.67:1, compared to 3.43:1 at December 31, 1998. As of September 25, 1999, the Company's quick assets ratio of cash, cash equivalents, marketable securities and accounts receivable to current liabilities was 1.89:1, compared to 1.66:1 at December 31, 1998. During the first nine months of 1999, the net increase in cash and cash equivalents was $780,000, as compared to a net decrease of $3,022,000 for the same period in 1998.

During the first nine months of 1999, the Company consumed $2,536,000 of cash for operating activities as compared to $8,930,000 used for the same period in 1998. This was due primarily to the net operating loss of $4,309,000 and a decrease in accounts payable and accrued expenses of $1,814,000, offset by a decrease in inventories of $2,983,000,and depreciation and amortization of $565,000.

Investing activities for the first nine months of 1999 provided net proceeds of $3,031,000 principally from the sales of marketable securities. Net cash provided by financing activities provided $274,000, all of which resulted from the issuance of common stock.

As of September 25, 1999, the Company's principal sources of liquidity consisted of $2,804,000 of cash and cash equivalents, and a $5,000,000 working capital line of credit from Silicon Valley Bank. The $5,000,000 line was established to provide short-term working capital financing on an "as needed" basis and also to fund planned growth. The line is based on eligible accounts receivable and approximately $1,150,000 was available at September 25, 1999. The interest rate on outstanding borrowings is at a variable rate; there were no outstanding borrowings at September 25, 1999.

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

MANUFACTURING AND SUPPLY; DEPENDENCE ON SUPPLIERS
The Company's manufacturing operations consist of systems level integration and testing. The Company has strategic relationships with U.S. Assemblies of Taunton, Massachusetts, a major subcontract manufacturer with access to cost-effective, high volume manufacturing, distribution and repair capability worldwide, and since October 1998 with Venture Manufacturing (Venture). U.S. Assemblies manufactures the Company's board assemblies for its router, hub and adapter card product lines and specific, turnkey manufacturing assignments for a number of OpenROUTE products. As of June 1999, Venture began turnkey manufacturing for some of the Company's adapter card and remote access router product lines. Venture conducts complete in-circuit and functional testing of all units. Venture is certified by ISO9002, British Approval Board for Telecommunications (BABT), Underwriters Laboratory (UL), TUV and Canadian Standards Association (CSA).

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

SHARES ELIGIBLE FOR FUTURE SALE
Approximately 15,525,801 outstanding shares of Common Stock as of September 25, 1999 are now freely tradable or eligible for sale on the open market. In addition, options to acquire an aggregate of 571,118 shares of Common Stock were vested as of September 25, 1999, and the shares issuable upon exercise of any such option will be freely tradable or eligible for sale in the public market. Additional shares will become eligible for resale in the public market at subsequent dates. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock.

POSSIBLE VOLATILITY OF STOCK PRICE

The Company believes factors such as announcements of new products by the Company or its competitors and quarterly variations in financial results could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock market has experienced volatility which has particularly affected the market prices the stocks of many high technology companies' and which often has been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's Common Stock.

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

Internal Business Software And Systems. The Company in 1998 conducted an inventory of its internal business systems to determine whether any Year 2000 processing problems existed in critical equipment or systems. As a result, and as part of a corporate program intended to reduce cycle time and improve efficiency, the Company purchased new business operations systems, which operate the Company's financial, administrative, business, manufacturing and customer service functions. The software vendor has indicated these systems are Year 2000 compliant. The Company successfully completed the installation of these systems in January 1999. The Company has a one year limited warranty on these systems commencing from the date of delivery, which warranty would expire before January 1, 2000.

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

The Company expended $340,000 in Year 2000 system costs in 1998. Some of these costs have been capitalized under generally accepted accounting practices. The Company expended $72,000 for the first nine months of 1999 and expects to incur additional expenditures of $35,000 in the fourth quarter of 1999, related to Year 2000 equipment purchases and leases, including consulting fees, license agreements and lease payments.

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

Item 3.  Defaults upon senior Securities:
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
         Not applicable.


Item 5.  Other Information:
         Not applicable.

Item 6.  Exhibits and Reports on Form 8 - K:
         (a)      Exhibits:  See Exhibits Index

         (b)      Reports on Form 8 - K:
                  Registrant filed a Current Report on Form 8-K on August 30, 1999. This Form 8-K was filed to report that on August 27, 1999, the Registrant and Netrix Corporation filed a joint press release announcing that they had signed a non-binding letter of intent providing for the merger of the two corporations

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 OpenROUTE Networks, Inc.


November 9, 1999                         By: /s/ Bryan R. Holley
                                             -------------------
                                         Bryan R. Holley
                                         President & Chief Executive Officer
                                         (principal executive officer)


                                         By: /s/ Henry Barber
                                             -------------------
                                         Henry Barber
                                         Chief Financial Officer, Vice President
                                         Treasurer and Clerk
                                         (principal financial officer)

                  Exhibit Index

Exhibit
Number                              Description
------
(2.1)             Amendment No. 1 To Agreement and Plan of Merger (filed
                           herewith)
(3.1)             Restated Articles of Organization as Amended   * (a)
                           (filed as Exhibit 3.1)
(3.3)             By-Laws, as amended and restated, of the Registrant * (b)
                           (filed as Exhibit 3.3)
(4.1)             Article 4 of the Restated Article of Organization,
                           (See 3.1 above)
(4.2)             Form of Common Stock Certificate * (c)
                           (filed as Exhibit 4.2)
(27)              Financial Data Schedule (filed herewith)

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